Form 10-Q
period 2001-06-30
VESTIN FUND II LLC
filed 2001-08-14
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     Transition Period From ______ To ______

                        COMMISSION FILE NUMBER 333-32800


                               VESTIN FUND II, LLC
             (Exact Name of Registrant as Specified in Its Charter)


            NEVADA                                                88-0446244
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                 2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
               (Address Of Principal Executive Offices) (Zip Code)


                   Registrant's Telephone Number: 702.227.0965


               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 2001, the Issuer had 3,060,600 of its Units outstanding.

ITEM 1. FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000
  (unaudited) ..............................................................   3

Statements of Income for the Three and Six Months Ended June 30, 2001
  (unaudited) ..............................................................   4

Statements of Members' Equity (unaudited) ..................................   5

Statements of Cash Flows for the Six months ended June 30, 2001
  (unaudited) ..............................................................   6

Notes to Financial Statements ..............................................   7

                               VESTIN FUND II, LLC

                                  BALANCE SHEETS
                                   (UNAUDITED)

                                                            June 30,           December 31,
                                                              2001                2000
                                                           -----------          --------
                                     ASSETS

Cash                                                       $ 1,857,602          $     --
Certificates of deposit                                        250,000                --
Deferred offering costs                                             --           264,275
Interest and other receivables                                   8,085                --
Investment in mortgage loans                                 8,473,473                --
                                                           -----------          --------

        Total assets                                       $10,589,160          $264,275
                                                           ===========          ========

                        LIABILITIES AND MEMBERS' EQUITY

Liabilities                                                $        --          $     --

Members' equity                                             10,589,160           264,275
                                                           -----------          --------
        Total members' equity                               10,589,160           264,275
                                                           -----------          --------

        Total liabilities and members' equity              $10,589,160          $264,275
                                                           ===========          ========

The accompanying notes are an integral part of these statements

                               VESTIN FUND II, LLC

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               For the three        For the six
                                                                months ended       months ended
                                                               June 30, 2001       June 30, 2001
                                                               -------------       -------------
Revenues
  Interest income from investment in mortgage loans               $  8,085             $ 8,085
  Other interest income                                              7,320               7,320
                                                                  --------             -------

        Total revenues                                              15,405              15,405

Operating expenses
  Management fees to Managing Member                                    --                  --
  Other                                                                 20                  20
                                                                  --------             -------

        Total operating expenses                                        20                  20
                                                                  --------             -------

Net income                                                        $ 15,385             $15,385
                                                                  ========             =======

Net income allocated to members                                   $ 15,385             $15,385
                                                                  ========             =======
Net income allocated to members per weighted average
 membership units                                                 $   0.02             $  0.02
                                                                  ========             =======

Weighted average membership units                                  635,912             635,912
                                                                  ========             =======

The accompanying notes are an integral part of these statements

                               VESTIN FUND II, LLC

                          STATEMENT OF MEMBERS' EQUITY


                                                         Units         Amount
                                                       ---------     -----------
Members' equity at December 31, 2000 (Unaudited)          26,428     $        --

Issuance of units (net of offering costs)              1,093,540      10,573,775

Distributions                                                 --              --

Reinvestments of distributions                                --              --

Net income                                                    --          15,385
                                                       ---------     -----------

Members' equity at June 30, 2001 (Unaudited)           1,119,968     $10,589,160
                                                       =========     ===========

The accompanying notes are an integral part of these statements

                               VESTIN FUND II, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the six
                                                                   months ended
                                                                   June 30, 2001
                                                                   -------------
Cash flows from operating activities:
  Net income                                                       $     15,385
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Increase on interest and other receivables                            (8,085)
                                                                   ------------
          Net cash provided by operating activities                       7,300

Cash flows from investing activities:
  Purchase of investments in mortgage loans                          (8,473,473)
  Investment in certificates of deposit                                (250,000)
                                                                   ------------
          Net cash used by investing activities                      (8,723,473)

Cash flows from financing activities:
  Proceeds from issuance of membership units                         10,573,775
                                                                   ------------
          Net cash provided by financing activities                  10,573,775
                                                                   ------------

Net increase in cash                                                  1,857,602

Cash, beginning of period                                                    --
                                                                   ------------

Cash, end of period                                                $  1,857,602
                                                                   ============

Supplemental disclosure of financial information:
  Non cash financing activities;
    Conversion of offering costs to membership units               $    593,026
                                                                   ============

The accompanying notes are an integral part of these statements

                               VESTIN FUND II, LLC

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Vestin Fund II, LLC, a Nevada Limited Liability Company, (the Company) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 7, 2000 (date of formation) and will continue until December 31, 2020 unless dissolved prior or extended thereto under the provisions of the Company's Operating Agreement.

Prior to June 15, 2001, the Company was a development stage company. On June 13, 2001, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 50,000,000 units at $10 per unit. Consequently, the Company commenced operations on June 15, 2001. As of June 30, 2001, the Company sold 1,060,665 units of the total 50,000,000 units offered. The Company will continue to offer its remaining unsold units to the public for a period of up to two years following the effective date of its Form S-11/A.

The Manager of the Company is Vestin Mortgage, Inc., a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol "VSTN." The Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the registration statement on Form S-11/A.

                               VESTIN FUND II, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

NOTE B - INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans as of June 30, 2001 are as follows:

     Commercial                                $3,730,090       44.02%
     Construction                                 794,033        9.37%
     Bridge                                     3,949,350       46.61%
                                               ----------      ------

                                               $8,473,473      100.00%
                                               ==========      ======

     First mortgages                           $8,245,023       97.30%
     Second mortgages                             228,450        2.70%
                                               ----------      ------

                                               $8,473,473      100.00%
                                               ==========      ======

The following is a schedule of maturities of investment in mortgage loans as of June 30, 2001 for the years ended December 31,:

     2001                                      $1,022,473
     2002                                       7,450,990
                                               ----------

                                               $8,473,473
                                               ==========

The following is a schedule by geographic location of investment in mortgage loans as of June 30, 2001:

     Nevada                                    $4,524,123       53.39%
     Texas                                      3,949,350       46.61%
                                               ----------      ------

                                               $8,473,473      100.00%
                                               ==========      ======

As of June 30, 2001, all mortgage loan payments are current and all loans are performing in accordance with their terms. Accordingly, the Company's management estimates that an allowance for loan losses is not deemed necessary.

The Company has three mortgage loan products consisting of bridge, commercial, and construction. Substantially all mortgage loans have similar effective interest rates ranging from 13% to 14%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not report revenues by product type.

NOTE C - DEFERRED OFFERING COSTS

As of June 30, 2001, the Company incurred approximately $593,000 of offering costs paid by Vestin on behalf of the Company to persons unrelated to Vestin, which amounts were recorded as deferred offering costs. At June 30, 2001, the Company converted these deferred offering costs to membership units in the Company since the minimum number of units to be sold was met. Any additional offering costs incurred by the Company to persons unrelated to Vestin will be converted to membership units in the Company up to an aggregate of $2,000,000 and any additional costs may be absorbed by the managing member.

NOTE D - SUBSEQUENT EVENT

Subsequent to June 30, 2001, the Company raised approximately $30,606,000 from the sale of its units through August 8, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund II, LLC (the "Company") was organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. The Company invests in loans secured by real estate through deeds of trust and mortgages. Prior to June 15, 2001, the Company was a development stage company.

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the NASDAQ under the ticker symbol "VSTN." Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC) which is a similar fund to Vestin Fund II, LLC.

The following financial review and analysis is the Company's financial condition and results of operations for the three-month period ended June 30, 2001. Prior to June 15, 2001, the Company was a development stage company with no operational activities. This information should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management's Discussion and Analysis of Financial
Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

OVERVIEW

On June 13, 2001, the Company's Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. As of June 30, 2001, the Company sold approximately 1,057,000 units of the total 50,000,000 units offered. Additionally, the Company issued approximately 59,000 units to its Manager for offering costs paid by them on the Company's behalf. The Company will continue to offer unsold units to the public for a period of up to two years following the effective date of the Registration Statement.

SUMMARY OF FINANCIAL RESULTS

                                                       Three months ended       Six months ended
                                                          June 30, 2001           June 30, 2001
                                                          -------------           -------------
     Total revenues                                          $ 15,405                $15,405
     Total expenses                                          $     20                $    20
                                                             --------                -------
     Net income                                              $ 15,385                $15,385
                                                             ========                =======
     Earnings per unit:
       Net income allocated to members per weighted
        average membership units                             $   0.02                $  0.02
                                                             ========                =======
       Annualized net interest yield to members (a)              4.80%                  4.80%
       Weighted average membership units                      635,912                635,912

----------
(a) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of June 30, 2001 divided by 1/2 (number of months from June 15, 2001 (Date of commencement) through June 30, 2001) and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the three and six months ended June 30, 2001 was derived primarily from interest income on mortgage loans approximating $8,000 and interest income of approximately $7,000 earned on cash and cash equivalents held at bank institutions.

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of June 30, 2001, the Company invested in mortgage loans secured by real estate approximating $8,473,000. Such loans consisted of five (5) loans of which four (4) loans are secured through first deeds of trust and one (1) loan is secured through a second deed of trust. The following is a summary of the Company's investment in mortgage loans as of June 30, 2001:

                                     LOAN AMOUNT
                      LOAN AMOUNT    COMMITTED/
                        FUNDED        FUNDED BY       LOAN TO
                       BY VESTIN        OTHER        APPRAISED      VALUE    INTEREST     LOAN
     BORROWER        FUND II, LLC     INVESTORS        VALUE        RATIO      RATE      LENGTH     LOAN TYPE      COLLATERAL
     --------          --------       ---------        -----        -----      ----      ------    ------------    ----------
Paradise Canyon      $   228,450    $ 8,771,550     $20,454,000     44.0%      13.5%     12 mos.   Commercial      Land and
                                                                                                                   Building
Donald Zeiter        $   655,415    $ 1,007,535     $ 2,450,000     67.9%      13.0%     12 mos.   Construction    Land and
                                                                                                                   Building
Capital Corporation  $   138,618    $ 1,201,382     $ 2,145,000     62.4%      13.0%     12 mos.   Construction    Land and
American Realty                                                                                                    Building
  Trust              $ 3,949,350    $ 1,300,650     $16,160,000     32.5%      14.0%     12 mos.   Bridge          Land and
                                                                                                                   Building
Arroyo Heights       $ 3,501,640    $ 6,498,360     $33,500,000     30.0%      14.0%     12 mos.   Commercial      Land and
                     -----------    -----------     -----------     ----                                           Building
                     $ 8,473,473    $18,779,477     $74,709,000     25.1%
                     ===========    ===========     ===========     ====

As of June 30, 2001, investment in loans secured by real estate are invested in loans with a weighted average interest yield of 13.8% maturing within the next twelve (12) months.

Losses may be expected to occur when funding mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that the Company's loans may become uncollectible, in whole or in part, is a matter of professional judgment. Conventional lenders such as traditional banks and savings and loan institutions are subject to federal and state regulations that require such lenders to perform ongoing analyses of their loan portfolios, loan to value ratios, reserves, etc., and to obtain current information regarding their borrowers and the securing properties. As a non-conventional lender, the Company is not subject to such regulations and has not adopted these practices. Rather, in connection with the quarterly and annual closing of the Company's accounting records and the preparation of the Company's financial statements, the Manager evaluates investments in mortgage loans and determines whether the allowance for loan losses is adequate to cover the Company's potential losses. As of June 30, 2001 the Manager determined that no allowances for loan losses was necessary.

The Manager's professional judgment of the adequacy of allowance for loan losses may include: considerations of economic conditions, borrower's financial condition, evaluation of industry trends, review and evaluation of loans identified as having loss potential, and quarterly review by the Manager's loan committee.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the manager was entitled to receive during the three months ended June 30, 2001 was $2,333. For the six months ended, the Company did not pay the manager any management fees.

During the six months ended June 30, 2001, cash flows provided by operating activities approximated $7,300. Investing activities consisted of investment in loans secured by real estate in the amount of $8.5 million, and investment in certificate of deposits of $0.3 million. Financing activities consisted of proceeds from the sale of units in the amount of $10.6 million.

The Company will rely upon the cash flow from operations to provide for its capital requirements. The Manager believes that cash generated from operations will be sufficient to provide for its capital requirements for at least the next 12 months. The Company has sold approximately $10.6 million in units of the fund as of June 30, 2001.

At June 30, 2001, the Company had $1.9 million in cash, $0.3 million in certificates of deposit and $10.6 million in total assets. On the same date, the Company had no liabilities. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

The Company maintains working capital reserves of at least 3% of aggregate members' capital accounts in cash and cash equivalents, and certificates of deposits. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not deal in any foreign currencies and does not own any options, futures or other derivative instruments. The Company does not have any debt.

Most of the Company's assets consist of investments in mortgage loans. At June 30, 2001, the Company's aggregate investment in mortgage loans was approximately $8,473,000 with a weighted average effective interest rate of 13.8%. Most of these mortgage loans have a term of 12 months. All of the outstanding mortgage loans at June 30, 2001 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. Most of the mortgage loans do not have prepayment penalties.

Changes in interest rates would not affect the asset value of the Company's investment in mortgage loans. However, a significant change in interest rates could affect the Company's operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce the Company's earnings and funds available for distribution to unit holders. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial mortgage loans. As a result, the Company might encounter greater difficulty in identifying appropriate borrowers. The Company is not in a position to quantify the potential impact on its operating results from a material change in interest rates.

For the six months ended June 30, 2001, the Company invested $250,000 in certificates of deposit and other short-term deposit accounts. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter 2001.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1    Articles of Organization*

          10.1   Operating Agreement*

----------
* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND II, LLC

By: Vestin Mortgage, Inc., its sole manager


    By: /s/ Lance K.  Bradford
        -----------------------------------
        Lance K.  Bradford
        Director, Secretary and Treasurer
        (Chief Accounting Officer of the Manager and Duly Authorized Officer)

Dated: August 15, 2001