Form 10-Q
period 2001-09-30
VESTIN FUND II LLC
filed 2001-11-14
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 Transition Period From __________ To __________

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


            2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102
               (Address Of Principal Executive Offices) (Zip Code)


                   Registrant's Telephone Number: 702.227.0965


               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2001, the Issuer had 7,277,822 of its Units outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

     Balance Sheets as of September 30, 2001 (unaudited)
     and December 31, 2000 (unaudited)                                       3
     Statements of income for the three and nine months ended
     September 30, 2001 (unaudited)                                          4
     Statement of members' equity (unaudited)                                5
     Statement of cash flows for the nine months ended
     September 30, 2001 (unaudited)                                          6
     Notes to financial statements                                           7

                               VESTIN FUND II, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                   September 30,    December 31,
                                                       2001            2000
                                                    -----------     -----------
                                     ASSETS

Cash                                                $ 4,030,659     $        --
Certificates of deposit                               1,625,000              --
Deferred offering costs                                      --         264,275
Interest and other receivables                          519,203              --
Investment in mortgage loans                         51,063,484              --
                                                    -----------     -----------

Total assets                                        $57,238,346     $   264,275
                                                    ===========     ===========

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
  Distribution payable to Managing Member           $    21,942     $        --
  Due to Managing Member                                 80,000              --
                                                    -----------     -----------
Total liabilities                                       101,942              --

Members' equity                                      57,136,404         264,275
                                                    -----------     -----------
  Total members' equity                              57,136,404         264,275
                                                    -----------     -----------

  Total liabilities and members' equity             $57,238,346     $   264,275
                                                    ===========     ===========

The accompanying notes are an integral part of these statements

                               VESTIN FUND II, LLC

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        For the three        For the nine
                                                        months ended         months ended
                                                     September 30, 2001   September 30, 2001
                                                     ------------------   ------------------
Revenues
  Interest income from investment in mortgage loans      $1,051,403           $1,059,488
  Other interest income                                      43,596               50,916
                                                         ----------           ----------

    Total revenues                                        1,094,999            1,110,404
                                                         ----------           ----------
Operating expenses
  Management fees to Managing Member                             --                   --
  Other                                                          60                   80
                                                         ----------           ----------

    Total operating expenses                                     60                   80
                                                         ----------           ----------

Net income                                               $1,094,939           $1,110,324
                                                         ==========           ==========

Net income allocated to members                          $1,094,939           $1,110,324
                                                         ==========           ==========
Net income allocated to members per weighted
  average membership units                               $     0.31           $     0.36
                                                         ==========           ==========

Weighted average membership units                         3,535,728            3,085,521
                                                         ==========           ==========

The accompanying notes are an integral part of these statements

                               VESTIN FUND II, LLC

                          STATEMENT OF MEMBERS' EQUITY
                                   (UNAUDITED)

                                                       UNITS          AMOUNT
                                                    ------------   ------------
Members' equity at December 31, 2000                      26,428   $    264,275
Issuance of units (net of offering costs)              5,700,812     56,330,541
Distributions                                                 --       (645,847)
Reinvestments of distributions                             9,905         99,053
Declared distribution to the Managing Member                  --        (21,942)
Net income                                                    --      1,110,324
                                                    ------------   ------------

Members' equity at September 30, 2001                  5,737,145   $ 57,136,404
                                                    ============   ============

The accompanying notes are an integral part of this statement

                               VESTIN FUND II, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the nine
                                                                 months ended
                                                              September 30, 2001
                                                              ------------------
Cash flows from operating activities:
  Net income                                                     $  1,110,324
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Increase on interest and other receivables                       (519,203)
                                                                 ------------
         Net cash provided by operating activities                    591,121

Cash flows from investing activities:
  Purchase of investments in mortgage loans                       (72,870,066)
  Proceeds from loan payoffs                                       21,806,582
  Investment in certificates of deposit                            (1,625,000)
                                                                 ------------
         Net cash used by investing activities                    (52,688,484)

Cash flows from financing activities:
  Increase in due to Managing Member                                   80,000
  Proceeds from issuance of membership units                       56,594,816
  Members' distributions                                             (546,794)
                                                                 ------------
         Net cash provided by financing activities                 56,128,022
                                                                 ------------

Net increase in cash                                                4,030,659

Cash, beginning of period                                                  --
                                                                 ------------

Cash, end of period                                              $  4,030,659
                                                                 ============

Supplemental disclosures of cash flows information:
  Non-cash financing activities:
  Conversion of offering costs
    to membership units                                          $    677,580
                                                                 ============

  Reinvestment of members' distributions                         $     99,053
                                                                 ============

  Declared distribution to the Managing Member                   $     21,942
                                                                 ============

The accompanying notes are an integral part of these statements

                               VESTIN FUND II, LLC

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Vestin Fund II, LLC, a Nevada Limited Liability Company, (the Company) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 7, 2000 (date of formation) and will continue until December 31, 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company's Operating Agreement.

Prior to June 15, 2001, the Company was a development stage company. On June 13, 2001, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. As of September 30, 2001, the Company had sold 5,669,387 units of the total 50,000,000 units offered. Additionally, the Company issued 67,758 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf. The Company will continue to offer its remaining unsold units to the public for a period of up to two years following the effective date of its Form S-11/A.

The Manager of the Company is Vestin Mortgage, Inc., a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly traded on the NASDAQ under the symbol "VSTN." The Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

                               VESTIN FUND II, LLC

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

* all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
* intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
* goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
* effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
* all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

NOTE B - INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans as of September 30, 2001 are as follows:

                    Number                  Weighted
       Loan          of                      Average         Fund        Loan
       Type         Loans     Balance     Interest Rate   Percentage   To Value
       ----         -----   -----------   -------------   ----------   --------
Acquisition
  and development     9     $16,044,695       14.00%         31.43%      59.17%
Bridge                1          42,697       14.00%         00.08%      52.32%
Commercial            7      11,775,600       13.14%         23.06%      51.48%
Construction         11      14,165,837       13.83%         27.74%      53.82%
Land                  6       8,947,267       14.04%         17.52%      45.14%
Residential           1          87,388       14.00%         00.17%      57.78%
                            -----------     -------        -------     -------

                            $51,063,484       13.76%        100.00%      57.67%
                            ===========     =======        =======     =======

                                                             Fund
       Type                   Balance                     Percentage
       ----                 -----------                   ----------
First mortgages             $51,063,484                     100.00%
Second mortgages                     --                       0.00%
                            -----------                    -------

                            $51,063,484                     100.00%
                            ===========                    =======

                               VESTIN FUND II, LLC

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE B - INVESTMENT IN MORTGAGE LOANS (CONTINUED)

The following is a schedule of maturities of investment in mortgage loans as of September 30, 2001 for the years ended December 31,:

2001                        $ 8,808,279
2002                         42,255,205
                            -----------

                            $51,063,484
                            ===========

The following is a schedule by geographic location of investment in mortgage loans as of September 30, 2001:

                                                             Fund
                              Balance                     Percentage
                            -----------                   ----------
Arizona                     $   900,000                      1.76%
California                    1,273,234                      2.49%
Hawaii                       11,036,089                     21.61%
Louisiana                        42,697                      0.09%
New Mexico                       37,990                      0.08%
Nevada                       23,387,669                     45.80%
Texas                        14,063,275                     27.54%
Utah                            322,530                      0.63%
                            -----------                    -------

                            $51,063,484                     100.00%
                            ===========                    =======

As of September 30, 2001, substantially all mortgage loan payments are current and all loans are performing in accordance with their terms. Accordingly, the Company's Manager has concluded that an allowance for loan losses is not necessary.

The Company has six mortgage loan products consisting of acquisition/development, commercial, land, construction, residential, and bridge. The effective interest rates for each of these product categories is similar, ranging from 10% to 15%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not report revenues by product type.

NOTE C - DEFERRED OFFERING COSTS

As of September 30, 2001, the Company had incurred approximately $678,000 of offering costs paid by Vestin to unrelated third parties on behalf of the Company. Prior to June 30, 2001, these costs were recorded as deferred offering costs. At June 30, 2001, the Company converted these deferred offering costs to membership units in the Company issued to the Manager, since the Company had sold the minimum number of units required to close escrow and commence business operations. Any additional offering costs incurred by the Company will be converted to membership units in the Company issued to the Manager, up to an aggregate of $1,250,000 and any additional costs will be absorbed by the Manager.

NOTE D - DISTRIBUTION PAYABLE TO MANAGING MEMBER

During September 2001, the Company declared a distribution totaling $21,942 to the Managing Member based upon historical yields of distributions during the nine months ended September 30, 2001 made to the other members. The Company has not made any distributions to the Managing Member to date.

NOTE D - SUBSEQUENT EVENT

The Company had raised approximately $73,000,000 from the sale of its units through October 31, 2001.

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

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the NASDAQ under the ticker symbol "VSTN." Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC which is a similar fund to Vestin Fund II, LLC.

The following financial review and analysis is the Company's financial condition and results of operations for the three and nine month periods ended September 30, 2001. Prior to June 15, 2001, the Company was a development stage company with no operational activities. This information should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q.

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

OVERVIEW

On June 13, 2001, the Company's Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. As of September 30, 2001, the Company had sold approximately 5,669,000 units of the total 50,000,000 units offered. Additionally, the Company issued approximately 68,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf. The Company will continue to offer unsold units to the public for a period of up to two years following the effective date of the Registration Statement.

SUMMARY OF FINANCIAL RESULTS

                                              Three months ended   Nine months ended
                                              September 30, 2001   September 30, 2001
                                              ------------------   ------------------
Total revenues                                    $1,094,999           $1,110,404

Total expenses                                            60                   80
                                                  ----------           ----------
Net income                                        $1,094,939           $1,110,324
                                                  ==========           ==========
Earnings per unit:
  Net income allocated to members per weighted
  average membership units                        $     0.31           $     0.36
                                                  ==========           ==========
  Annualized net interest yield to members             12.39%               12.34%
  Weighted average membership units                3,535,728            3,085,521

(a) The annualized net interest yield to members is calculated based upon the net income allocated to members per weighted average units as of September 30, 2001 divided by 3.5 (number of months from June 14, 2001 through September 2001) and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the three months ended September 30, 2001 and for the period from inception of operations through September 30, 2001 was derived primarily from interest income on mortgage loans approximating $1,051,000 and $1,059,000, respectively, and interest income of approximately $44,000 and $51,000, respectively, earned on cash and cash equivalents held at bank institutions.

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of September 30, 2001, the Company invested in mortgage loans secured by real estate approximating $51,063,000. Such loans consisted of thirty-five (35) loans of which all are secured through first deeds of trust. The following is a summary of the Company's mortgage loan borrowers as of September 30, 2001:

1980 Emery Family Trust     Lakeside Village           Talle Hoe, Inc.
American Realty Trust       Las Vegas Lodging          Townes Telecommunication
Arroyo Heights              LV-RV Resort, LLC          Wedgewood Properties
Arvis Forrest               Malibu Development
Bridge Aina Le'a, LLC       Mesa Ridge Towne Center
Capital Corporation         Mesquite 643, LLC
David Weckerly, Inc.        Micon Office Condos, LLC
Falcon Hospitality          Ranco Capital
Harry Shull-4122 Allyson    RC Devco, Inc.
HHG Partners, LLC           Red Hill Oasis, LLC
Horizon Homes, Inc.         Sterling Springdale LP
Intercapital Development    Sun Coast Financial, Inc.

As of September 30, 2001, investments in loans secured by real estate are invested in loans with a weighted average interest yield of 13.76% maturing within the next twelve (12) months.

Losses may be expected to occur when funding mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that the Company's loans may become uncollectible, in whole or in part, is a matter of professional judgment. Conventional lenders such as traditional banks and savings and loan institutions are subject to federal and state regulations that require such lenders to perform ongoing analyses of their loan portfolios, loan to value ratios, reserves, etc., and to obtain current information regarding their borrowers and the securing properties. As a non-conventional lender, the Company is not subject to such regulations and has not adopted these practices. Rather, in connection with the quarterly and annual closing of the Company's accounting records and the preparation of the Company's financial statements, the Manager evaluates investments in mortgage loans and determines whether the allowance for loan losses is adequate to cover the Company's potential losses. As of September 30, 2001 the Manager determined that no allowances for loan losses was necessary.

The Manager's professional judgment of the adequacy of allowance for loan losses may include: considerations of economic conditions, borrower's financial condition, evaluation of industry trends, review and evaluation of loans identified as having loss potential, and quarterly review by the Manager's loan committee.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the manager was entitled to receive during the nine months ended September 30, 2001 was approximately $22,500. For the nine months ended September 30, 2001, the Company did not pay the manager any management fees.

During the nine months ended September 30, 2001, cash flows provided by operating activities approximated $0.7 million. Investing activities consisted of investment in loans secured by real estate in the amount of $51.0 million, and investment in certificate of deposits of $1.6 million. Financing activities consisted of proceeds from the sale of units in the amount of $56.6 million, members' distribution reinvestments of $0.1 million and members' distributions of $0.6 million.

The Company will rely upon the cash flow from operations to provide for its capital requirements. The Manager believes that cash generated from operations will be sufficient to provide for its capital requirements for at least the next 12 months. The Company has sold approximately $56.7 million in units of the fund as of September 30, 2001.

At September 30, 2001, the Company had $4.0 million in cash, $1.6 million in certificates of deposit, and $57.2 million in total assets. On the same date, the Company had a liability due to Managing Member for $80,000. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

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

Most of the Company's assets consist of investments in mortgage loans. At September 30, 2001, the Company's aggregate investment in mortgage loans was approximately $51,063,000 with a weighted average effective interest rate of 13.76%. These mortgage loans have an average term of 12 months. All of the outstanding mortgage loans at September 30, 2001 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. Most of the mortgage loans do not have prepayment penalties.

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

For the nine months ended September 30, 2001, the Company invested $1,625,000 in certificates of deposit and other short-term deposit accounts. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter 2001.

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

Dated: November 14, 2001