Form 10-K405
period 2001-12-31
VESTIN FUND II LLC
filed 2002-04-01
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

COMMISSION FILE NUMBER 333-32800

VESTIN FUND II, LLC

(NAME OF BUSINESS ISSUER IN ITS CHARTER)

NEVADA	88-0481336
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER’S TELEPHONE NUMBER: 702.227.0965

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
NONE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not applicable.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF MEMBERS’ EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES

PART I

Note Regarding Forward Looking Statements

This annual report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

ITEM 1. BUSINESS

General

     We were organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. From June 2001 through December 2001, we raised approximately $128,000,000 through a public offering of our Units. The public offering for up to $500,000,000 is continuing; as of March 15, 2002, we have raised approximately $175,031,000. Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” our “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the NASDAQ under the ticker symbol “VSTN.”

     We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or someone else originates a loan for us, that person identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about 10 to 20 days.

     As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans and borrowers, borrowers are willing to pay us an interest rate that is 2-3 points above the rates charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

     Our principal investment objectives are to:

•	Produce revenues from the interest income on our mortgage loans;

•	Provide monthly cash distributions from the net income earned on our mortgage loans;

•	Preserve capital contributions; and

•	Reinvest to the extent permissible payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.

Acquisition and Investment Policies

     We seek to invest about 97% of our assets in mortgage loans. At least 3% will be held as a working capital cash reserve.

     The majority of our collateral on our mortgage loans are the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers with a lesser proportion of loans involving land loans and bridge financing.

     Our mortgage investments are not insured or guaranteed by any government agency.

     Vestin Mortgage continuously evaluates prospective investments, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion. In evaluating prospective mortgage loan investments, Vestin Mortgage considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured;

•	the potential for capital appreciation or depreciation of the property securing the investment;

•	expected levels of rental and occupancy rates (if applicable);

•	potential for rental increases (if applicable);

•	current and projected revenues from the property (if applicable);

•	the status and condition of the record title of the property securing the investment;

•	geographic location of the property securing the investment; and

•	the financial condition of the borrowers and their principals, if any, who guarantee the loan.

     Vestin Mortgage may obtain our loans from non-affiliated mortgage brokers and previous borrowers, and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Mortgage to facilitate our purchase of the loans. Vestin Mortgage will sell the loans to us for no greater than Vestin Mortgage’s cost, not including its service fees and compensation. There are no specific requirements or guidelines governing Vestin Mortgage’s discretion in determining which mortgage loans it will place with us and which it will place with other funding sources.

     When selecting mortgage loans for us, Vestin Mortgage adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

     1. Priority of Mortgages. Generally, our assets are secured by first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest in on the security property will not be junior to more than one other mortgage. As of December 31, 2001, more than 99% of the principal amount of our outstanding interest in loans was secured by first mortgages.

     2. Loan-to-Value Ratio. We do not anticipate that the amount of our loan combined with the outstanding debt secured by a senior mortgage on a security property will exceed the following percentage of the appraised value of the security property:

Type of Secured Property	Loan-to-Value Ratio

Residential	75%
Unimproved Land	60%
Commercial	75%
Property under Development/Construction Loan	75%	(of anticipated post-development value)
Leasehold Interest	75%	(of value of leasehold interest)

     Vestin Mortgage, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, Vestin Mortgage, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest.

     Nevertheless, in no event will the loan-to-value ratio on any loan exceed 80% of the independently appraised completed value of the property. The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%. As of December 31, 2001, our average loan-to-value ratio was 60.58%.

     We initially receive an independent appraisal for each property to be security for our investment. We retain appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Mortgage reviews each appraisal report and conducts a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but does not include entering any structures on the property.

     3. Construction Mortgage Loans. We invest in construction loans other than home improvement loans on residential property, subject to the following guidelines:

     We do not anticipate that the loan-to-value ratio on construction loans in which we invest will exceed 75% of the independently appraised, completed value of the security property.

     4. Terms of Mortgage Loans. Our loans in 2001 ranged from a two month term to a five year term. Most of our loans are for a term of 12 months. Our original loan agreements, however, permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

     Currently all of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we invest in mortgage loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2001, we had outstanding principal on mortgage loans that had interest reserves of approximately $35,700,000 and interest reserves in the amount of approximately $912,000.

     5. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of Vestin Mortgage or any other nominee.

     6. Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including Vestin Mortgage, for a price not in excess of the par value of the note or its fair market value, whichever is lower, plus allowable fees and expenses, but without the allowance of any other compensation for the loans.

     7. Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the mortgage loan will not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

     8. Participation. We participate in loans with other lenders, including affiliates as permitted by the North American Securities Administrators Association guidelines (“NASAA Guidelines”), by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

•	we did not have sufficient funds to invest in an entire loan.

•	we are seeking to increase the diversification of our loan portfolio.

     As of December 31, 2001, 87% of our loans were loans in which we participated with other lenders.

     9. Diversification. The NASAA Guidelines provide that we neither invest in or make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital. As of December 31, 2001, we had one mortgage loan which accounted for approximately 11% of our total assets. The loan was made to Malibu Bay Suites, and the outstanding balance of the loan was $12,995,000. The loan matures on December 11, 2002.

     10. Reserve Fund. We have established contingency working capital reserves of at least 3% of our capital to cover our unexpected cash needs.

     11. Credit Evaluations. Before making a loan, Vestin Mortgage must first determine that a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

Mortgage Loans to Affiliates

     We will not invest in mortgage loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a mortgage loan payable by Vestin Mortgage when Vestin Mortgage has assumed by foreclosure the obligations of the borrower under that loan.

Purchase of Loans from Vestin Mortgage and its Affiliates

     In addition to those loans Vestin Mortgage selects for us, we purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage’s own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as Vestin Group, Michael Shustek, Chief Executive officer of Vestin Group or another principal of Vestin Mortgage. However, we will not acquire a loan from or sell a loan to a mortgage program in which Vestin Mortgage has an interest except in compliance with NASAA Guidelines.

Types of Loans We Invest In

     We primarily invest in loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans.

Raw And Unimproved Land Loans

     Generally, we determine whether to invest in these loans based upon the 90-day quick sale value of the property and the borrower’s actual capital investment in the property. The “90-day quick sale value” is the highest price for which the land could actually be sold within the next 90 days, as determined by local real estate brokers. We believe that this 90-day period approximates the time required for a foreclosure. The value is generally the same as the cost of the land to the borrower. Typically, we will invest in loans with a face value which is less than 60% of the “90-day quick sale value,” and we usually require that the borrower have invested in the property actual capital expenditures of at least 25% of the property’s value. As of December 31, 2001, approximately 13% of our loans were in this category.

Acquisition and Development Loans

     These loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, we will invest in loans with a face value of up to 60% of the appraised value of the property. As of December 31, 2001, approximately 15% of our loans were in this category.

Construction Loans

     A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will arrange loans for up to 75% of the appraised value. As of December 31, 2001, approximately 22% of our loans were in this category.

Commercial Property Loans

     Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the value of the property and will invest in loans for up to 75% of such appraised value. As of December 31, 2001, approximately 43% of our loans were in this category.

Residential Loans

     Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will invest in loans for up to 75% of the value of the property. As of December 31, 2001, less than 1% of our loans were in this category.

Bridge Loans

     Such loans provide interim financing (up to six months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value. As of December 31, 2001, approximately 7% of our loans were in this category.

Collateral

     The types of collateral that will secure the loans brokered by us include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

     All of our loans are secured by a first deed of trust. Thus the applicable lender will have rights as a first mortgage lender of the collateralized property. As of December 31, 2001, more than 99% of our loans were secured by a first deed of trust.

Second Deed of Trust

     In the future, up to 10% of our loans may be secured by second deeds of trust. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of December 31, 2001, less than 1% of our loans were secured by a second deed of trust.

Leasehold Interest

     Such loans are loans where the collateral is an interest in a lease. As of December 31, 2001, we did not have any loans secured by a leasehold interest.

Prepayment Penalties and Exit Fees

     Generally, the loans we invest in will not contain prepayment penalties or exit fees.

Balloon Payment

     Currently all of the loans we invest in or purchase will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Mortgages on Sale of Properties

     We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives.

Variable Rate Loans

     Most of the loans we invest in are fixed rate loans. Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made.

     It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. Vestin Mortgage attempts to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by Vestin Mortgage contain provisions under which the interest rate cannot fall below the initial rate.

     Variable rate loans generally have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2-4% above the starting rate with a floor rate equal to the starting rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

     Variable rate loans of five to ten year maturities are not assumable without the prior consent of Vestin Mortgage. We do not expect to invest in or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing mortgage loan will be subject to the same underwriting criteria as the original borrower.

Borrowing

     We may incur indebtedness:

•	to finance our investments in mortgage loans,

•	to prevent a default under mortgage loans that are senior to our mortgage loans,

•	to discharge senior mortgage loans if this becomes necessary to protect our investment in mortgage loans, or

•	to operate or develop a property that we acquired under a defaulted loan.

     Our indebtedness will not exceed 70% of the fair market value of our mortgage loans. This indebtedness may be with recourse to our assets.

     In addition, we may enter into structured arrangements with lenders in order to provide them with a senior position in mortgage loans which we might jointly fund. For example, we might establish a wholly-owned special purpose corporation which would borrow funds from an institutional lender under an arrangement where the resulting mortgage loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded mortgage loans.

Competition and General Economic Conditions

     There are hundreds of commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders competing to make the type of loans in which we invest. No particular competitor dominates the market. We anticipate substantial competition for investments in mortgages secured by commercial properties, which creates pressure on lenders to lower interest rates. Consequently, we may not be able to obtain as high interest rates on mortgage investments as we would otherwise obtain, which would affect our revenues and the distributions made to our investors.

Regulation

     Our operations are conducted by Vestin Mortgage. Vestin Mortgage’s operations as a mortgage company are subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Financial Institutions Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.

     We and Vestin Mortgage are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

ITEM 2. PROPERTIES

Our Manager, Vestin Mortgage, operates from its executive offices at 2901 El Camino Avenue, Las Vegas, Nevada 89102. We do not have any separate offices.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

a.	There is no established public trading market for the trading of Units.

b.	As of December 31, 2001, approximately 1,800 Unit holders held 12,844,106 Units of interest in the Company.

c.	We generally distribute all net income generated by us to Unit holders on a monthly basis. We made distributions of net income to our Unit holders of approximately $2,866,933 (prior to reinvested distributions) during 2001. It is our intention to continue to distribute all net income earned by us to the Unit holders.

ITEM 6. SELECTED FINANCIAL DATA

Vestin Fund II, LLC
As of and for the year ended December 31,	2001

Investments in mortgage loans	$117,236,471
Cash, cash equivalents, certificates of deposits and short-term investments	$10,012,601
Interest and other receivables	$1,066,369
Other assets	$142,448
Total assets	$128,457,889
Liabilities	$269,078
Members’ capital	$128,188,811
Total liabilities and Members’ capital	$128,457,889
Revenues	$3,801,649
Expenses	$86,959
Net income	$3,714,690
Net income allocated to Members	$3,714,690
Net income allocated to Members per weighted average membership units	$0.67
Weighted average membership units	5,548,510

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to June 14, 2001, we were a development stage company with no operational activities. We commenced the offering of our Units in June 2001; that offering continues. Our financial results reflect the amount of capital we had for investment in mortgage loans. Our past performance may not be indicative of future results. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-K.

OVERVIEW

Our primary business objective is to generate current income by investing in mortgage loans. We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. Generally speaking, the loan underwriting standards our Manager utilizes are less strict than traditional mortgage lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make mortgage loans which are riskier than mortgage loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional mortgage lenders, in return we seek to generate higher yields from our mortgage loans.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of foreclosures and related loan losses which we experience. In June 2001, we commenced the sale of our Units, raising approximately $128 million by December 31, 2001. That offering will continue until the earlier of June 2003 or such time as we raise $500 million. These funds, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. We do not have any arrangements in place to increase materially the funds we will have available to invest from any other sources. See the discussion below under “Capital and Liquidity.”

The US economy is currently suffering from a mild recession which began in 2001. However, we have not experienced a material slowdown in commercial real estate lending in the markets which we service. To some extent, more conservative lending practices implemented by some traditional mortgage lenders to cope with the recession have had the result of increasing the pool of potential borrowers willing to pay the higher rates which we charge. This trend has also enabled us to continue to earn yields of more than 13% per annum, notwithstanding the decline in interest rates in the general economy. However, this trend has been off-set by the continuing decline in interest rates which is putting downward pressure on the yields we can generate for Members. As of December 31, 2001, the weighted average yield on our outstanding mortgage loan investments was 13.22%.

While our business has not been significantly impacted by the current recession, if the recession deepens or is prolonged, we would face a number of potential risks. A prolonged recession will likely dampen real estate development activity, thereby diminishing the market for our loans. In addition, if interest rates remain low for an extended period, it will be more difficult for us to continue to generate yields of 13% or better. Moreover, a deepening of the recession, or poor credit decisions by our Manager, may increase the default rate on our loans. To the extent that the efforts of our borrowers to develop and sell commercial real estate projects are adversely impacted by the status of the economy, we may experience an increase in loan defaults. In this regard, it should be noted that the weighted average maturity of our outstanding loans as of December 31, 2001 was 11 months.

Accordingly, adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing this risk, we seek to maintain low loan to value ratios which, as of December 31, 2001 averaged 60.58% on a weighted average basis. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

Historically, our Manager has focused its operations on Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of December 31, 2001, 39.23% of the principal amount of our loans were secured by real estate in Nevada, while 26.29%, 12.72%, 11.46%, and 10.26% were secured by real estate in Texas, Hawaii, Arizona, and California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. Commercial real estate markets in Nevada have continued to prosper, with significant borrowing activity, throughout the current recession. However, the rate of growth appears to be slowing. The commercial real estate markets in Texas, Arizona and California also appear to be relatively unaffected by the recession. Hawaii has been adversely affected by the downturn in tourism after September 11, 2001. Continued weakness in the tourism market may have significant adverse effects on real estate lending in Hawaii. As noted above, if the recession continues for an extended period or deepens, particularly in any of the identified states, our operating results could be adversely affected.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED
DECEMBER 31, 2001

Total revenues	$3,801,649
Total expenses	$86,959
Net income	$3,714,690
Earnings per unit	$0.67
Net income allocated to members per weighted average membership units	$0.67
Annualized net interest yield to members(b)	12.37%
Weighted average membership units(a)	5,548,510

(a)  The weighted average number of outstanding units is calculated based upon the daily number of outstanding units beginning on June 14, 2001.

(b)  The annualized net interest yield to unit holders for the year ended December 31, 2001 is calculated based upon the net income allocated to unit holders per weighted average units as of December 31, 2001 divided by 6.5 (number of months from June 14, 2001 through December 31, 2001) and multiplied by 12 months, then divided by ten (the $10 cost per unit).

Investment in Mortgage Loans Secured by Real Estate Portfolio

The following is a summary of our investment in mortgage loans as of December 31, 2001:

Commercial	$50,135,497	42.76%
Construction	25,210,571	21.50%
Acquisition and development	18,156,395	15.49%
Bridge	8,030,064	6.85%
Land	15,610,554	13.32%
Residential	93,390	0.08%

	$117,236,471	100.00%

First mortgages	$117,106,471	99.89%
Second mortgages	130,000	0.11%

	$117,236,471	100.00%

The following is a schedule of maturities of investment in mortgage loans as of December 31, 2001:

2001 (past due maturity)	$5,675,873
2002	$99,933,312
2003	11,627,286

$117,236,471

The following is a schedule by geographic location of investment in mortgage loans as of December 31, 2001:

Arizona	$13,429,333	11.46%
California	12,030,072	10.26%
Hawaii	14,915,681	12.72%
Nevada	45,993,741	39.23%
New Mexico	42,495	0.04%
Texas	30,825,149	26.29%

	$117,236,471	100.00%

Asset Quality and Loan Reserves

Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding borrowers and the securing properties, we are not subject to these regulations and have not adopted these practices. Rather, our Manager, in connection with the quarterly closing of our accounting records and the preparation of our financial statements, evaluates our mortgage loan portfolio to determine if any outstanding loans are uncollectible or impaired and, in such event, whether a loss is probable. The fact that a loan is past due does not necessarily mean that the loan is uncollectible or impaired. Rather, all relevant circumstances are considered by our Manager to determine the probability of loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated net realizable value of any underlying collateral.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2001, our Manager concluded that no provision for loan losses was deemed necessary. There were no actual losses incurred on loans by us during the year ended December 31, 2001. At December 31, 2001, none of our loans were non-performing (more than 90 days past due on interest payments). However, we had one loan totaling $5,675,873 on which payment of principal was past due. Our loan to value ratio on that loan is 33%. Our Manager evaluated the loan and concluded that the underlying equity was sufficient to protect us against a loss of principal or interest. Accordingly, no reserve was recorded.

In addition to the above-mentioned loan, at December 31, 2001, our Manager had granted extensions on 7 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to us from borrowers whose loans had been extended as of December 31, 2001 was approximately $21,043,000. At December 31, 2001, all such loans were current in payments of interest. The average loan to value ratio on such loans is 33%. Accordingly, our Manager concluded that no reserve was necessary with respect to such loans.

Subsequent to year end, with regard to the one loan which was past due at December 31, 2001, the Company is currently in negotiation with the borrower and anticipates full repayment of the loan in April 2002. However, there can be no assurance that this will occur.

Because of the fact that any decision regarding reserves for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our Members.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operation purposes. Subject to a 3% reserve, we use all of our available funds to invest in mortgage loans. Income generated from such loans is paid out to our Members unless they have elected to reinvest their dividends. Approximately 500 of our Members currently reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital contributions.

As the offering of our Units is continuing, we currently rely upon the sale of Units, loan repayments and dividend reinvestments to provide the cash necessary to carry on our business. Our ability to attract investors to purchase Units depends upon a number of factors, some of which are beyond our control. The key factors in this regard include general economic conditions, the conditions of commercial real estate markets, the availability and attractiveness of alternative investment opportunities, our operating performance and the track record and reputation of our Manager. We believe our ability to attract investors has been enhanced by the high historical yields generated by our mortgage investments and by comparable yields earned by Vestin Fund I which is managed by our Manager. These yields may prove particularly attractive to the extent that equity markets are viewed as risky or volatile and to the extent that most fixed income investments provide a lower yield. Notwithstanding our high historical yields, our ability to raise additional funds from investors may be impaired by our relatively small size and our limited operating history. In addition, the mortgage loans in which we invest are not federally insured as are certain bank deposits and are generally illiquid as compared to government and certain corporate bonds. Thus, our ability to generate high yields is critical to offsetting some of these disadvantages. Our ability to raise additional funds would suffer if the performance of our loan portfolio declines or if alternative investment vehicles offering comparable yields and greater safety and/or liquidity become available.

Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. See the discussion above under “Asset Quality and Loan Reserves.” In addition, withdrawals by our Members would reduce the capital we have available for investment. Such withdrawals are limited by the terms of our Operating Agreement to not more than 10% per year and are subject to other conditions.

As of December 31, 2001, we have only one revolving line of credit, which is from First Hawaiian Bank in the amount of $2,000,000. There was no outstanding balance as of December 31, 2001 for that line of credit.

We may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements. Other than the line of credit mentioned above, we currently do not have in place any commitments to borrow any funds or securitize any of our assets. No assurance can be given that, if we should seek to borrow funds or to securitize our assets we would be able to do so on commercially attractive terms. Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan portfolio.

We do not currently have any interest in any special purpose entities nor do we have any commitments or obligations which are not reflected on our balance sheet. We do not have any interest in non-exchange traded derivative contracts.

We maintain working capital reserves of at least 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At December 31, 2001, we had an amount totaling $1,675,000 invested in certificates of LTD, Inc., an investment fund owned by the Chief Executive Officer of Vestin Group, Inc. LTD, Inc. is an investment fund offering 2001-Prime Plus One Certificates (“Certificates”) earning 5.75% at December 31, 2001. The terms of the Certificates provide the subscriber repayment of their funds in full or in part upon a thirty (30) day written request from the subscriber and accordingly, subsequent to year end, we liquidated our investment in these Certificates. The Certificates have been recorded on our balance sheet as short-term investments — related party.

FACTORS AFFECTING OUR OPERATING RESULTS

Our business is subject to numerous factors affecting our operating results. In addition to the factors discussed above, our operating results may be affected by:

     Risks of Investing in Mortgage Loans.

•	Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	We approve mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions to Members.

•	One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, our loan documents permit us to raise the interest rate we charge on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates two risks for us:

There is no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by our loan documents.

If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is higher risk of the borrower defaulting on the extended loans, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on mortgage loans placed by us will decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company’s reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.

Risk of Defaults

Our performance will be directly impacted by any defaults on the loans in our portfolio. As noted above, we may experience a higher rate of defaults than conventional mortgage lenders. We seek to mitigate the risk by estimating the rate of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect us against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less (if any) income from such loans, thereby reducing our earnings.

Competition for Borrowers.

We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Effect of Fluctuations in the Economy.

Our sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which we concentrate our loans, could result in a decline in the demand for real estate development loans. In order to stay fully invested during a period of declining demand for real estate loans, we may be required to make loans on terms less favorable to us or to make loans involving greater risk to us. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although our lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest we are able to earn on our loans. Since our loans generally do not have prepayment penalties, declining interest rates may also cause our borrowers to prepay their loans and we may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults we may experience.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have any significant debt.

Most of our assets consist of investments in mortgage loans. At December 31, 2001, our aggregate investment in mortgage loans was approximately $117,236,000 with a weighted average effective interest rate of 13.22%. These mortgage loans have a term of 12 months; the weighted average term of outstanding loans at December 31, 2001 was 11 months. All of the outstanding mortgage loans at December 31, 2001 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. Most of the mortgage loans do not have prepayment penalties.

Changes in interest rates would not affect the carrying value of our investment in mortgage loans. However, a significant change in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial mortgage loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

At December 31, 2001, we also had approximately $10,000,000 invested in cash and cash equivalents, certificates of deposit and short term investments. At least 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

Report of Independent Certified Public Accountants

Vestin Group, Inc.
Manager
Vestin Fund II, LLC

We have audited the accompanying balance sheets of Vestin Fund II, LLC as of December 31, 2001 and 2000, and the related statements of income, members’ equity, and cash flows for the year ended December 31, 2001 and for the period from December 7, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company’s management and Board of Directors of Vestin Group, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund II, LLC, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from December 7, 2000 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Reno, Nevada
February 8, 2002

Vestin Fund II, LLC

BALANCE SHEETS

December 31,

ASSETS

	2001	2000

Cash	$5,936,951	$—
Short-term investments — related party	1,675,000	—

Total Cash and cash equivalents	7,611,951	$—
Certificates of deposit	2,400,650	—
Interest and other receivables	1,066,369	—
Investment in mortgage loans	117,236,471	—
Other assets	142,448	264,275

	$128,457,889	$264,275

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Managing Member	$269,078	$—

Total liabilities	269,078	—

Members’ equity — authorized 50,000,000 units; 12,844,106 and 26,428 units issued and outstanding at $10 per unit at December 31, 2001 and December 31, 2000, respectively	128,188,811	264,275

Total members’ equity	128,188,811	264,275

Total liabilities and members’ equity	$128,457,889	$264,275

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF INCOME

		FOR THE PERIOD FROM
		DECEMBER 7, 2000
	FOR	(DATE OF INCEPTION)
	YEAR ENDED	THROUGH
	DECEMBER 31, 2001	DECEMBER 31, 2000

Revenues
Interest income from investment in mortgage loans	$3,801,649	$—

Total revenues	3,801,649	—

Operating expenses
Management fees to Managing Member	86,832	—
Other	127	—

Total operating expenses	86,959	—

NET INCOME	$3,714,690	—

Net income allocated to members	$3,714,690	—

Net income allocated to members per weighted average membership units	$0.67	—

Weighted average membership units	5,548,510	—

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF MEMBERS’ EQUITY

	Units	Amount

Inception, December 7, 2000	—	$—
Issuance of units	26,428	264,275

Member’s equity at December 31, 2000	26,428	264,275
Issuance of units (net of offering costs)	12,771,595	126,615,950
Distributions	—	(2,866,933)
Reinvestments of distributions	47,092	470,920
Members’ withdrawals	(1,009)	(10,091)
Net income	—	3,714,690

Members’ equity at December 31, 2001	12,844,106	$128,188,811

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF CASH FLOWS

		FOR THE PERIOD FROM
		DECEMBER 7, 2000
	FOR	(DATE OF INCEPTION)
	YEAR ENDED	THROUGH
	DECEMBER 31, 2001	DECEMBER 31, 2000

Cash flows from operating activities:
Net income	$3,714,690	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in interest and other receivables	(1,066,369)	—

Net cash provided by operating activities	2,648,321	—

Cash flows from investing activities:
Purchase of investments in mortgage loans	(133,379,244)	—
Purchase of investments in mortgage loans from Vestin Fund I, LLC	(21,289,763)	—
Proceeds from loan payoff	22,405,938	—
Proceeds received from sale of mortgage loans	15,026,598	—
Investment in certificates of deposit	(2,400,650)	—

Net cash used in investing activities	(119,637,121)	—

Cash flows from financing activities:
Proceeds from issuance of membership units	126,880,225	—
Members’ distributions, net of reinvestments	(2,349,383)	—
Members’ withdrawals	(10,091)	—
Advance from Manager	80,000	—

Net cash provided by financing activities	124,600,751	—

NET INCREASE IN CASH	7,611,951	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$7,611,951	—

Supplemental disclosures of cash flows information:
Non-cash financing activities:
Conversion of deferred offering costs to membership units	$835,725	$264,275

Reinvestment of members’ distributions	$470,920	—

Deferred debt offering costs paid by Manager	$142,448	—

Distributions payable to Manager	$46,630	—

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Organization

Vestin Fund II, LLC, a Nevada Limited Liability Company, (the Company) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 7, 2000 (date of inception) and will continue until December 31, 2020 unless dissolved prior or extended thereto under the provisions of the Operating Agreement.

Prior to June 14, 2001, the Company was a development stage company. On June 13, 2001, the Company’s Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 50,000,000 units at $10 per unit. Consequently, the Company commenced operations on June 14, 2001. As of December 31, 2001, the Company had sold 12,734,106 units of the total 50,000,000 units offered. Additionally, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf. The Company will continue to offer its remaining unsold units to the public for a period of up to two years following the effective date of its Form S-11/A.

The Manager of the Company is Vestin Mortgage, Inc., a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol “VSTN.” The Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC, an entity in the same business as the Company.

For the period from December 7, 2000 (date of inception) through June 14, 2001, the only transactions were the accrual of deferred offering costs which were paid by the Manager on behalf of the Company.

See Note F for detail of transactions with the Manager.

2. Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

3. Income Taxes

Income tax effects resulting from the Company’s operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4. Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term investments with liquidation provisions of one month or less (see Note F).

5. Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loan.

6. Investment in Mortgage Loans

Investment in mortgage loans secured by trust deeds and mortgages are originated by the Manager in accordance with terms contained in the Operating Agreement. Substantially all of the mortgage loans are fixed rate loans with maturities ranging from one to two years, secured by first and second deeds of trust on properties securing commercial, land, construction, residential, bridge, and acquisition and development loans. Bridge loans provide interim financing (up to six months) to enable commercial borrowers to attempt to qualify for permanent financing. Currently, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method. The Company does not recognize interest income on loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of principal or interest is 90 days past due. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable.

The Company also invests in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2001, the Company had outstanding principal on mortgage loans that had interest reserves of approximately $35,700,000 and interest reserves in the amount of approximately $912,000.

The Company also sells full or partial interests in loans to related and third parties at the discretion of the Manager. During the year ended December 31, 2001, the Company sold loans to third parties in the amount of $5,026,598. During the year ended December 31, 2001, the Company sold loans to related parties in the amount of $10,000,000. The sale of all loans resulted in no gain or loss in the accompanying financial statements.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7. Allowance for Loan Losses

The Company establishes an allowance for possible credit losses on mortgage loans as losses are estimated to have occurred. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans, and general economic conditions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

8. Fair Value of Financial Instruments

The Financial Accounting Standards Board’s Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value of certain financial instruments held by the Company. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

(a)	Certificate of Deposits and Short Term Investments: The carrying amount of these instruments are at amortized cost which approximates fair value.

(b)	Investment in Mortgage Loans: The carrying value of these instruments approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

9. Net Income Allocated to Members

Net income allocated to members is computed by dividing income available to members by the weighted average number of membership units outstanding for the year.

10. Segments

The Company operates as one business segment.

11. New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

•	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

11. New Accounting Pronouncements - Continued

•	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The adoption of these standards will not have a material impact on the Company’s financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the Accounting and Reporting Provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations — Reporting the Effect of Disposals on a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of the Business. This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of business to be disposed of. The provisions of this Statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. We are currently evaluating the impact of the adoption of SFAS 144 but do not expect its impact to be material to the Company’s financial position or results of operations.

NOTE B — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentrations of credit and market risk include cash and investments in mortgage loans.

The Company maintains cash deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of December 31, 2001, the Company had $7,837,602 in excess of the federally insured limits.

Concentration of mortgage loans exist in Nevada and Texas with approximately 39.2% and 26.3% of mortgage loan balances as of December 31, 2001. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2001 and 2000

NOTE B — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK - Continued

Concentrations of mortgage loans exist at December 31, 2001, in commercial, construction, acquisition and development, and land loans. Concentrations of mortgage loans also exist with the three largest borrowers which represent approximately 30% of the total investment in mortgage loans at December 31, 2001. Theses mortgage loans consist of acquisition and development and commercial loans, located in Arizona, California, and Hawaii, with a first lien position, earning between 10% and 14%, outstanding balances of $35,658,375 and maturing from November 2001 through October 2003. As such, the Company has a significant product concentration and concentration of credit risk with a few borrowers that may be adversely affected by periods of economic decline.

All of the Company’s mortgage loans will require the borrower to make a balloon payment of the principal at maturity. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to refinance the loan with another lender or raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance the loan.

NOTE C — INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans (are as follows) as of December 31, 2001:

Commercial	$50,135,497	42.76%
Construction	25,210,571	21.50%
Acquisition and development	18,156,395	15.49%
Bridge	8,030,064	6.85%
Land	15,610,554	13.32%
Residential	93,390	0.08%

	$117,236,471	100%

First mortgages	$117,106,471	99.89%
Second mortgages	130,000	0.11%

	$117,236,471	100%

Mortgages are secured by a full or divided interest in first and second deeds of trust secured by the property.

The following is a schedule of maturities of investment in mortgage loans as of December 31, 2001:

2001 (past maturity)	$5,675,873
2002	99,933,312
2003	11,627,286

$117,236,471

Vestin Fund II

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2001 and 2000

NOTE C — INVESTMENT IN MORTGAGE LOANS - Continued

The following is a schedule by geographic location of investment in mortgage loans as of December 31, 2001:

Arizona	$13,429,333	11.45%
California	12,030,072	10.26%
Hawaii	14,915,681	12.72%
Nevada	45,993,741	39.23%
New Mexico	42,495	0.04%
Texas	30,825,149	26.29%

	$117,236,471	100%

At December 31, 2001, the Company did not have any loans with payments that were delinquent over 90 days in regards to interest. At December 31, 2001, the Company had one loan totaling $5,675,873 past the scheduled maturity, of which the Company was in the process of foreclosure on this loan subsequent to year end. The Company is currently in negotiation with the borrower and anticipates full repayment of that loan in April 2002. However, there can be no assurance that this will occur. In addition, our Manager has granted extensions on seven loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was twelve months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to us from borrowers whose loans had been extended and are in good standing as of December 31, 2001 was approximately $21,043,261. As of December 31, 2001, these loans and all other mortgage loan payments were current and performing according to their terms. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company’s management estimates that an allowance for loan losses is not necessary.

The Company has six mortgage loan products consisting of land, construction, commercial building, bridge, residential, and acquisition and development loans. Substantially all mortgage loans have effective interest rates ranging from 10% to 16% at December 31, 2001. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not report revenues by product type.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2001 and 2000

NOTE D — REVOLVING LINE OF CREDIT

The Company has a revolving line of credit with a financial institution, which provides for borrowing up to $2,000,000. There was no outstanding balance as of December 31, 2001. The line of credit, which is secured by the Company’s certificates of deposit with First Hawaiian Bank, is payable in monthly installments of interest only at 1.50% over the weighted average interest rate paid on the First Hawaiian Bank certificates of deposit (3.75% at December 31, 2001), maturing October 31, 2002. The interest rate will be reset upon the occurrence of either a new drawing on the revolving line of credit or at the maturity of the certificate of deposit. The agreement contains covenants which the Company was in compliance with or received waivers as of December 31, 2001.

NOTE E — MEMBERS’ EQUITY

1. Membership Units

The Manager (in its Capacity as the Initial Member) shall contribute to the capital of the Company such amount as it deems appropriate; provided that the Manager shall be deemed to have contributed to the capital of the Company an amount equal to expenses of the Company incurred in connection with the Offering up to a maximum of $1,100,000, to the extent such expenses are paid by the Manager to non-affiliated parties (offering expenses). As defined in the Operating Agreement, offering expenses included legal and accounting fees, registration expenses, printing fees and promotional and marketing expenses. As of December 31, 2001, the Manager has contributed to the capital of the Company $1,100,000 in connection with offering costs incurred. The members shall contribute to the capital of the Company an amount equal to $10.00 for each unit subscribed for by each member, with a minimum subscription of 200 units per member. The total Capital contribution of the members will not exceed $500,000,000 not including reinvested distributions.

2. Allocations and Distributions

In accordance with the Operating Agreement, the Company’s profits, gains and losses are to be credited to and charged against each member in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Interest received on mortgage loans is distributed monthly to members, members may elect to reinvest their distributions.

Distributions of proceeds from the repayment of principal on a mortgage loan will be made to the members pro rata based on their capital accounts.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2001 and 2000

NOTE E — MEMBERS’ EQUITY - Continued

3. Working Capital Reserves

The Company is required by the Operating Agreement to maintain working capital reserves of at least 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy the Company’s unforeseen obligations and for other permitted uses of its working capital. Working capital reserves of up to 3% in cash or cash equivalents, short-term investments and certificates of deposit are excluded from the funds committed to mortgage investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans. As of December 31, 2001, the Company had $10,012,601 for its working capital reserves.

NOTE F — TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

1. Fees Paid by the Company

a.	The Company’s Manager is entitled to receive from the Company a management fee of up to 0.25% on an annual basis of the aggregate capital contributions, paid monthly in arrears. As of December 31, 2001, management fees to the Manager totaled $86,832. The maximum amount of management fees were paid as of December 31, 2001.

b.	The Manager will receive fees for reselling properties foreclosed upon. These fees are to be not greater than 3.00% of the proceeds where substantial service has been performed by the Manager. As of December 31, 2001, no such services were required, accordingly, no payments were paid to the Manager.

2. Fees Paid by Borrowers

a.	The Manager receives fees of up to 5.00% of the principal amount of each loan as compensation for loan evaluation and processing fees. These fees shall be reasonable and shall be payable only for services actually rendered. As of December 31, 2001, the Manager earned loan evaluation and processing fees paid by borrowers in the amount of $65,000.

b.	The Manager will originate all loans the Company invests in. The Manager acts as broker for which it generally charges loan brokerage and origination fees of approximately 2.00% to 6.00% of the principal amount of each mortgage investment made during the year. As of December 31, 2001, the Manager earned loan brokerage and origination fees paid by borrowers in the amount of $3,100,000.

c.	All of the Company’s loans are to be serviced by the Manager, in consideration for which the Manager will receive up to 0.25% annually of the total unpaid principal balance of each mortgage loan serviced. As of December 31, 2001, the Manager earned servicing fees paid by borrowers in the amount of $7,300.

The Manager will receive loan extension fees of 2.00% to 5.00% of the outstanding principal as permitted by local law and local market conditions. As of December 31, 2001, the Manager earned loan extension fees paid by the borrowers in the amount of approximately $791,000.

The Manager has the right to purchase from the Company the interest receivable or principal on delinquent loans held by the Company. The Company shall not sell a foreclosed property to the Manager or to another program in which the Manager or its affiliates has an interest. As of December 31, 2001, no such transactions occurred.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2001 and 2000

NOTE F — TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

3. Short-Term Investments in Certificates of LTD, Inc.

As of December 31, 2001, the Company has an amount totaling $1,675,000 invested in certificates of LTD, Inc., an investment fund owned by the Chief Executive Officer of Vestin Group, Inc. LTD, Inc. is an investment fund offering 2001-Prime Plus One Certificates (“Certificate”), earning 5.75% at December 31, 2001. The terms of the Certificates provide the subscriber repayment of their funds in full or in part upon a thirty (30) day written request. Subsequent to year end the Company liquidated its investment in these certificates. The Certificates have been recorded on the balance sheet as short-term investments — related party.

4. Purchase of Loans from Vestin Fund I, LLC

During the year ended December 31, 2001, the Company purchased $21,289,763 in mortgage loans from Vestin Fund I, LLC., a Company managed by the Manager.

5. Due to Managing Member

Due to Managing Member at December 31, 2001 consisted of a $80,000 advance, deferred offering cost paid by the Manager of $142,448 and distributions payable to the manager in the amount of $46,630. The advance does not accrue interest and is due on demand.

NOTE G — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues:
2001	—	$15,405	$1,094,999	$2,691,245	$3,801,649
Expenses:
2001	—	20	60	86,879	86,959
Net income:
2001	—	15,385	1,094,939	2,604,366	3,714,690
Net income allocated to members per weighted average membership units:
2001	—	.02	.31	.31	.67
Weighted average membership units:
2001	—	635,912	3,535,728	8,466,617	5,548,510

Supplementary Information

Report of Independent Certified Public Accountants
on Supplementary Information

Vestin Group, Inc.
Manager
Vestin Fund II, LLC

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of Vestin Fund II, LLC, as of December 31, 2001 and 2000, for the year ended December 31, 2001 and for the period from December 7, 2000 (date of inception) through December 31, 2000, which are presented in the preceding section of this report. The supplementary information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Reno, Nevada
February 8, 2002

Schedule II

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOAN ROLLFORWARD

Balance, December 7, 2000	$—
Additions during the period
New mortgage loans	—

Deductions during the period	—
Collections of principal	—

Balance at December 31, 2000
Additions during the period
New mortgage loans	154,669,007

Deductions during the period
Collections of principal	22,405,938
Mortgage loans sold	15,026,598

37,432,536

Balance at December 31, 2001	$117,236,471

Schedule IV

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS BY TYPE OF PROPERTY

December 31, 2001

			Carrying		Amount
	Interest	Face Amount	Amount	Maturity	Subject to
Type of Property	Rate	of Mortgage	of Mortgage	Date	Delinquency

Commercial	10%-15%	$113,333,500	$50,135,497	03/02-10/03	$—
Construction	14%-15%	75,330,000	25,210,571	01/02-12/02	—
Acquisition and development	13%-16%	52,913,043	18,156,395	12/02	—
Land	10%-15%	20,325,000	15,610,554	12/01-12/02	—
Bridge	14%	31,500,000	8,030,064	11/01-01/02	—
Residential	14%	1,300,000	93,390	05/02	—

Schedule IV

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS BY LIEN POSITION

December 31, 2001

			Carrying		Amount
	Face Amount	Interest	Amount	Maturity	Subject to
Lien Position	of Mortgage	Rate	of Mortgage	Date	Delinquency

1st	$280,673,543	10%-16%	$117,106,471	11/01-10/03	$—
2nd	$14,028,000	10%-15%	$130,000	12/01-12/02	$—

Schedule IV

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS THAT EXCEED THREE PERCENT
OF THE PORTFOLIO

December 31, 2001

				Face	Carrying	Amount
	Interest	Maturity	Lien	Amount of	Amount of	Subject to
Description of Loan	Rate	Date	Position	Mortgage	Mortgage	Delinquency

Commercial	10.00%	12/11/2002	1st	$13,245,000	$12,995,000	$—
Commercial	11.00%	10/22/2003	1st	15,150,000	11,627,286	—
Acquisition and Development	14.00%	09/10/2002	1st	18,000,000	11,036,089	—
Land	14.00%	04/30/2002	1st	12,500,000	8,000,000	—
Commercial	14.00%	10/26/2002	1st	7,840,000	7,445,245	—
Construction	15.00%	02/25/2002	1st	14,000,000	6,210,625	—
Bridge	14.00%	11/27/2001	1st	20,000,000	5,675,873	—
Construction	14.25%	01/01/2002	1st	5,350,000	4,703,590	—
Commercial	12.50%	11/29/2002	1st	6,412,500	4,612,500	—
Commercial	14.00%	06/29/2002	1st	5,250,000	4,246,000	—
Commercial	14.00%	11/07/2002	1st	45,000,000	3,879,592	—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on any items dealing with accounting and financial disclosure with the accountants during the fiscal year.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Company does not have any directors or officers. The Company is managed by Vestin Mortgage. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol “VSTN.”

     The directors and executive officers of Vestin Mortgage, Inc. are listed below:

Name	Age	Title

Stephen J. Byrne	44	Chief Executive Officer and Director
Peggy S. May	32	President
Stephen A. Schneider	55	Vice President
Michael V. Shustek	42	Director
Lance K. Bradford	35	Treasurer, Secretary and Director

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Stephen J. Byrne has been the Chief Executive Officer of Vestin Mortgage and the Chief Operations Officer of Vestin Group since January 2001. Mr. Byrne has also been a director of Vestin Mortgage since 1997 and of Vestin Group since April 1999. From its inception in 1997 to 2000, Mr. Byrne was the President of Vestin Mortgage. From 1999-2000, Mr. Byrne also served as the President of Vestin Group. Mr. Byrne joined Del Mar Mortgage in June 1998 as its Senior Lending Officer. In 1997, Mr. Byrne founded Vestin Mortgage which he owned and operated before joining Del Mar Mortgage. From 1991 to 1997, Mr. Byrne served as Vice President of Wells Fargo

Peggy S. May has been with Vestin Group since September 1995, and has been the President of Vestin Mortgage since January 2001. From 1997 to 2000, Ms. May was the Senior Vice President of Vestin Mortgage. She is responsible for all new and existing clients, loan packages and manages investor relationships and serves as the administrator of the corporate offices. Ms. May has over ten years of experience in title, escrow and private lending.

Stephen A. Schneider has been Vice President of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of Vestin Group. Mr. Schneider is responsible for the maintenance of all banking and financial relationships. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank’s business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank’s business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He is responsible for the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations.

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek founded Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also teaches a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

On November 9, 1998, the State of Nevada, Department of Business and Industry, Financial Institutions Division and Del Mar Mortgage Inc., which is owned by Mr. Shustek, settled allegations of noncompliance brought by the division. Del Mar Mortgage neither admitted nor denied the division’s allegations. On February 11, 1999, the division issued an order against Del Mar Mortgage, which alleged violations of the Nevada regulatory statutes and established a conservator to oversee Del Mar Mortgage’s operations. On February 16, 1999, Del Mar Mortgage sued the division, contesting the order. On March 26, 1999, Del Mar Mortgage and the division entered into a stipulated court order that effectively superceded the November 1998 agreement. The stipulated court order also vacated the division’s order and removed the conservator. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable law in all advertisements, solicitations of mortgage borrowers and in its making and servicing of mortgage loans. Vestin Mortgage and Vestin Group, as successors to the mortgage company business of Del Mar Mortgage, agreed to adhere to the terms of the stipulation. Del Mar Mortgage also paid $20,000 to the division under the November 1998 agreement, in addition to the $30,000 Del Mar Mortgage had paid prior to February.

Lance K. Bradford has been a director, Treasurer and Secretary of Vestin Mortgage since April 1999. Mr. Bradford has been the Chief Financial Officer, President, Treasurer, and a director of Vestin Group since April 1999. From 1999 to 2000, Mr. Bradford was also the Corporate Secretary of Vestin Group. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or entity owns beneficially more than 5% of the ownership interests in us. Our Manager owns approximately 110,000 units or 0.90% of our capital as of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Management Fee

Our Manager is entitled to receive from us a management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees paid to our Manager for the year ended December 31, 2001 was approximately $87,000.

Amount Due to Managing Member

As of December 31, 2001, we owed our Manager a total of $269,078 for expenses advanced on our behalf.

Loan Brokerage and Origination Fees

Our Manager received loan brokerage and origination fees ranging on all of the mortgage loans held by us paid from borrowers. During 2001, our Manager earned loan brokerage and origination fees on our loans paid by borrowers in the amount of approximately $3,100,000.

Servicing Fees

Our Manager received from borrowers an annual servicing fee of 0.25% of the outstanding principal balance of loans. During 2001, our Manager earned loan servicing fees on our loans in the amount of approximately $7,300.

Extension Fees

Our Manager receives loan extension fees of 2.00% to 5.00% of the outstanding principal as permitted by local law and local market conditions. As of December 31, 2001, our Manager earned loan extension fees paid by the borrowers in the amount of approximately $791,110.

Loan Evaluation and Processing Fees

Loan evaluation and processing fees are paid to our Manager from borrowers under loans held by us. During 2001, our Manager earned loan evaluation and processing fees on our loans paid by borrowers in the amount of approximately $65,000.

Short-Term Instrument in LTD, Inc.

As of December 31, 2001, the Company has an amount totaling $1,675,000 invested in certificates of LTD, Inc., an investment fund owned by the Chief Executive Officer of Vestin Group, Inc. LTD, Inc. is an investment fund offering 2001-Prime Plus One Certificates (“Certificate”), earning 5.75% at December 31, 2001. The terms of the Certificates provide the subscriber repayment of their funds in full or in part upon a thirty (30) day written request and accordingly, subsequent to year end, the Company liquidated its investment in these certificates. The Certificates have been recorded on the balance sheet as short-term investments — related party.

Purchase of Loans from Vestin Fund I, LLC

During the year ended December 31, 2001, the Company purchased $21,289,763 in mortgage loans from Vestin Fund I, LLC., a Company managed by the Manager.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1(1)	Articles of Organization(1)
10	Operating Agreement(1)

(1)	Incorporated herein by reference to our S-11 Registration Statement filed on December 21, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund II, LLC

By:	Vestin Mortgage, Inc., its sole manager

By:	/s/ Stephen J. Byrne
Stephen J. Byrne Chief Executive Officer and Director (Principal Officer of Manager)

By:	/s/ Lance K. Bradford
Lance K. Bradford Director, Secretary and Treasurer (Chief Financial Officer of the Manager)

By:	/s/ Michael V. Shustek
Michael V. Shustek Director of the Manager

Dated: April 1, 2002