Form 10-K/A
period 2001-12-01
VESTIN FUND II LLC
filed 2002-04-17
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

The registrant hereby amends the following portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Commission on April 1, 2002, as set forth in the pages attached hereto:

A.	Part II, Item 8 of the Annual Report on Form 10-K is amended to reflect the inclusion of the signature of Grant Thornton LLP in the “Report of Independent Certified Public Accountants” on Page 18. Such report was previously signed and delivered to the registrant by Grant Thornton LLP on February 8, 2002.

B.	Part II, Item 8 of the Annual Report on Form 10-K is amended to reflect the inclusion of the signature of Grant Thornton LLP in the “Report of Independent Certified Public Accountants on Supplementary Information” on Page 33. Such report was previously signed and delivered to the registrant by Grant Thornton LLP on February 8, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund II, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ Stephen J. Byrne

Stephen J. Byrne Chief Executive Officer and Director (Principal Officer of Manager)

By:	/s/ Lance K. Bradford

Lance K. Bradford Director, Secretary and Treasurer (Chief Financial Officer of the Manager)

By:	/s/ Michael V. Shustek

Michael V. Shustek Director of the Manager

Dated: April 17, 2002

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

/s/ GRANT THORNTON LLP

Reno, Nevada
February 8, 2002

18

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

/s/ GRANT THORNTON LLP

Reno, Nevada
February 8, 2002

33