Form 10-Q
period 2002-03-31
VESTIN FUND II LLC
filed 2002-05-15
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Transition Period From ______ To ______

COMMISSION FILE NUMBER 333-52484

VESTIN FUND II, LLC
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0446244

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102
(Address Of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number: 702.227.0965

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

Yes  [X]      No  [   ]

As of April 30, 2002, the Issuer had 19,957,264 of its Units outstanding.

ITEM 1.   FINANCIAL STATEMENTS

VESTIN FUND II, LLC

BALANCE SHEETS

	March 31, 2002	December 31,
	(Unaudited)	2001

ASSETS
Cash	$3,086,750	$5,936,951
Short-term investments — related party	—	1,675,000

Total cash and cash equivalents	3,086,750	7,611,951
Certificates of deposit	4,475,000	2,400,650
Interest and other receivables	1,666,818	1,066,369
Investment in mortgage loans	175,884,513	117,236,471
Other assets	216,027	142,448

Total assets	$185,329,108	$128,457,889

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Managing Member	$620,870	$269,078

Total liabilities	620,870	269,078
Members’ equity	184,708,238	128,188,811

Total liabilities and members’ equity	$185,329,108	$128,457,889

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

STATEMENT OF INCOME

(Unaudited)

For the three months
ended March 31, 2002

Revenues
Interest income from investment in mortgage loans	$4,667,631
Other income	64,712

Total revenues	4,732,343

Operating expenses
Management fees to Managing Member	103,263
Other	336

Total operating expenses	103,599

Net income	$4,628,744

Net income allocated to members	$4,628,744

Net income allocated to members per weighted average membership units	$0.29

Weighted average membership units	15,749,588

The accompanying notes are an integral part of this statement.

VESTIN FUND II, LLC

STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

	For the three months
	ended March 31, 2002

	UNITS	AMOUNT

Members’ equity at December 31, 2001	12,844,106	$128,188,811

Issuance of units	5,561,218	55,612,183

Distributions	—	(4,485,672)

Reinvestments of distributions	78,113	781,131

Members’ withdrawals	(1,696)	(16,959)

Net income	—	4,628,744

Members’ equity at March 31, 2002	18,481,741	$184,708,238

The accompanying notes are an integral part of this statement.

VESTIN FUND II, LLC

STATEMENT OF CASH FLOWS

(Unaudited)

For the three months
ended March 31, 2002

Cash flows from operating activities:
Net income	$4,628,744
Adjustments to reconcile net income to net cash provided by operating activities:
Change in due to Managing Member	351,791
Change in interest and other receivables	(600,448)
Change in other assets	(73,579)

Net cash provided by operating activities	4,306,508
Cash flows from investing activities:
Purchase of investments in mortgage loans	(64,553,150)
Proceeds from loan payoffs	5,905,108
Investment in certificates of deposit	(2,074,350)

Net cash used by investing activities	(60,722,392)
Cash flows from financing activities:
Proceeds from issuance of membership units	55,612,183
Members’ withdrawals	(16,959)
Distributions to Members, net of reinvestments	(3,704,541)

Net cash provided by financing activities	51,890,683

Net decrease in cash	(4,525,201)
Cash beginning of period	7,611,951

Cash end of period	$3,086,750

Supplemental disclosures of cash flows information:
Non-cash financing activities:
Reinvestment of members’ distributions	$781,131

The accompanying notes are an integral part of this statement.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       ORGANIZATION AND BASIS OF PRESENTATION

Vestin Fund II, LLC, a Nevada Limited Liability Company (the “Company”), is primarily engaged in the business of funding mortgage loans. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 7, 2000 (date of formation) and will continue until December 31, 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company’s Operating Agreement. The Company does not operate as an “investment company” within the meaning of the Investment Company Act of 1940.

Prior to June 15, 2001, the Company was a development stage company. On June 13, 2001, the Company’s Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. As of March 31, 2002, the Company had sold 18,222,813 units of the total 50,000,000 units offered. Additionally, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf. The Company will continue to offer its remaining unsold units to the public for a period of up to two years following the effective date of its Form S-11/A. Current members may participate in the Company’s Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of March 31, 2002, an additional 125,205 units have been purchased under this plan.

The manager of the Company is Vestin Mortgage, Inc. (the “Manager” or the “Managing Member”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly traded on the NASDAQ under the symbol “VSTN.” The Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the registration statement on Form S-11/A.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

2.       MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE B — INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans are as follows:

March 31, 2002
	Number
Loan	of		Average	Fund	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value

Acquisition and development	8	$22,421,474	13.91%	12.75%	58.33%
Bridge	3	22,601,073	11.93%	12.85%	57.33%
Commercial	15	60,534,048	12.37%	34.42%	62.85%
Construction	15	44,239,585	15.37%	25.15%	57.13%
Land	9	24,292,810	15.06%	13.81%	46.90%
Residential	8	1,795,523	12.23%	1.02%	66.43%

		$175,884,513	13.48%	100.00%	58.16%

December 31, 2001
	Number
Loan	of		Average	Fund	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value

Acquisition and development	8	$18,156,395	14.19%	15.49%	58.95%
Bridge	2	8,030,064	14.00%	6.85%	51.00%
Commercial	12	50,135,497	12.67%	42.76%	65.11%
Construction	12	25,210,571	14.25%	21.50%	61.58%
Land	6	15,610,554	13.50%	13.32%	52.00%
Residential	1	93,390	14.00%	0.08%	58.00%

		$117,236,471	13.77%	100.00%	57.77%

March 31, 2002

		Fund
Type	Balance	Percentage

First mortgages	$175,845,007	99.98%
Second mortgages	39,506	0.02%

	$175,884,513	100.00%

December 31, 2001

Type

First mortgages	$117,106,471	99.89%
Second mortgages	130,000	0.11%

	$117,236,471	100.00%

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE B — INVESTMENT IN MORTGAGE LOANS (CONTINUED)

The following is a schedule of maturities of investment in mortgage loans as of March 31, 2002 for the years ended December 31,:

2002	$135,086,265
2003	39,785,747
2004	—
2005	1,012,501

$175,884,513

The following is a schedule by geographic location of investment in mortgage loans:

March 31, 2002		Fund
	Balance	Percentage

Arizona	$17,251,232	9.81%
California	17,668,194	10.05%
Hawaii	15,056,080	8.56%
Idaho	1,551,458	.88%
New Mexico	42,495	0.02%
Nevada	80,169,917	45.58%
Texas	44,145,137	25.10%

	$175,884,513	100.00%

December 31, 2001
Arizona	$13,429,333	11.46%
California	12,030,072	10.26%
Hawaii	14,915,681	12.72%
New Mexico	42,495	0.04%
Nevada	45,993,741	39.23%
Texas	30,825,149	26.29%

	$117,236,471	100.00%

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE B — INVESTMENT IN MORTGAGE LOANS (CONTINUED)

As of March 31, 2002, substantially all mortgage loan payments are current and performing in accordance with their terms. However, certain loans are delinquent and not performing in accordance with their contractual terms. These loans have been placed on a non-accrual status. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company’s Managing Member has concluded that an allowance for loan losses is not deemed necessary.

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

NOTE C — RELATED PARTY TRANSACTIONS

As of March 31, 2002, due to the Managing Member totaling $620,870 is primarily comprised of amounts related to management fees and distributions payable on units owned by the Managing Member.

For the three months ended March 31, 2002, the Company recorded management fees to the Managing Member totaling $103,263.

For the three months ended March 31, 2002, the Company recorded distributions to the Managing Member totaling $35,365 based upon a total of 110,000 units owned.

NOTE D — SUBSEQUENT EVENT

The Company had raised approximately $200,000,000 from the sale of its units through April 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to June 14, 2001, Vestin Fund II, LLC (the “Company”) was a development stage company with no operational activities. The Company commenced the offering of its units in June 2001; that offering continues. The Company’s financial results reflect the amount of capital it had for investment in mortgage loans. The Company’s past performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

Overview

The Company’s operating results are affected primarily by: (i) the amount of capital the Company has to invest in mortgage loans, (ii) the level of real estate lending activity in the markets the Company services, (iii) the Company’s ability to identify and work with suitable borrowers, (iv) the interest rates the Company is able to charge on its loans and (v) the level of foreclosures and related loan losses which the Company experiences. In June 2001, the Company commenced the sale of its units, raising approximately $200 million by April 30, 2002. That offering will continue until the earlier of June 2003 or such time as the Company raises $500 million. These funds, subject to a 3% reserve, will constitute the bulk of the funds the Company has available for investment in mortgage loans. The Company does not have any arrangements in place to increase materially the funds the Company will have available to invest from any other sources. See the discussion below under “Capital and Liquidity.”

The US economy is currently suffering from a mild recession which began in 2001. However, the Company has not experienced a material slowdown in commercial real estate lending in the markets which the Company services. To some extent, more conservative lending practices implemented by some traditional mortgage lenders to cope with the recession have had the result of increasing the pool of potential borrowers willing to pay the higher rates which the Company charges. This trend has also enabled the Company to continue to maintain a loan portfolio with a weighted average yield of more than 12% per annum, notwithstanding the decline in interest rates in the general economy. However, this trend has been off-set by the continuing decline in interest rates which is putting downward pressure on the yields the Company can generate for its Members. As of March 31, 2002, the weighted average yield on the Company’s outstanding mortgage loan investments was 12.79%, as compared to 13.22% at December 31, 2001.

Summary of Financial Results

Three months ended
March 31, 2002

Total revenues	$4,732,343
Total expenses	103,599

Net income	$4,628,744

Earnings per unit:
Net income allocated to members per weighted average membership units	$0.29

Annualized net interest yield to members (a)	11.76%

Weighted average membership units	15,749,588

(a)	The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of March 31, 2002 divided by 3 (number of months during the period) and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the three months ended March 31, 2002 was derived primarily from interest income on mortgage loans approximating $4,627,180 and interest income of approximately $40,451 earned on cash and cash equivalents held at bank institutions. Distributions to members for the 3 months ended March 31, 2002 were 11.59% on an annualized basis as compared to distributions of 12.37% on an annualized basis for the period June 15 through December 31, 2001. The decline in distribution rates was attributable primarily to delays in processing certain loans during the first quarter of 2002, which resulted in the funds held for such loans earning a lower yield pending their investment in mortgage loans.

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2002, the Company invested in mortgage loans secured by real estate approximating $175,900,000. Such loans consisted of fifty-eight (58) loans of which fifty (50) are secured through first deeds of trust and eight (8) loans are secured thorough a second deed of trust. Investment in mortgage loans secured through second deeds of trust consist involve existing loans of which are secured through first deeds of trusts. The following is a summary of the Company’s mortgage loan borrowers as of March 31, 2002:

Art Collection, Inc.
American Realty Trust
Arroyo Heights
Arvis Forrest
Bernard Greenblatt
Bridge Aina Le’a, LLC
Brugnara Properties
Burnett Development
California Property Inv.
Corinthians Real Estate
David Weckerly, Inc.
Falcon Hospitality
EDC Real Estate Partners
Gladden Farms
Gulf Union
HHG Partners, LLC
Harlingen Retirement
Horizon Homes, Inc.
Intercapital Development	Lakeside Village
Las Vegas Lodging
LV-RV Resort, LLC
Malibu Apartments
Malibu Bay Suites
Malibu Lakes, LLC
Marshall’s Harbor, LTD
Mesa Ridge Communities
Mesquite 643, LLC
Micon Office Condos, LLC
Moscow Inn-vestments, LLC
Pittkin, Inc.
RFC Reno
Ranco Capital
Red Hill Oasis, LLC
Red Mountain Resorts
Rightstar Hawaii
Rodeo Palms, LP
Rudy and Jan Herrera
SBG Group Salander Trust Soneva Investments Sterling 183 Davis LP Sterling Springdale LP Sun Coast Financial, Inc. Townes Telecommunication VSS Enterprises, LLC Wedgewood Properties Youngtown Village

As of March 31, 2002, investments in loans secured by real estate are invested in loans with a weighted average interest yield of 12.79% maturing within the next one to thirty months.

ASSET QUALITY AND LOAN RESERVES

Losses may be expected to occur when funding mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding borrowers and the securing properties, the Company is not subject to these regulations and has not adopted these practices. Rather, the Company’s Manager, in connection with the quarterly closing of the Company’s accounting records and the preparation of the Company’s financial statements, evaluates the Company’s mortgage loan portfolio to determine if any outstanding loans are uncollectible or impaired and, in such event, whether a loss is probable. The fact that a loan is past due does not necessarily mean that the loan is uncollectible or impaired. Rather, all relevant circumstances are considered by the Company’s Manager to determine the probability of loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated net realizable value of any underlying collateral.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2002, the Company’s Manager concluded that no provision for loan losses was deemed necessary. There were no actual losses incurred on loans by the Company during the three months ended March 31, 2002. At March 31, 2002, none of the Company’s loans were non-performing (more than 90 days past due on interest payments). However, the Company had one loan totaling $5,675,873 on which payment of principal was past due. The loan to value ratio on that loan was 33%. The Company’s Manager evaluated the loan and concluded that the underlying equity was sufficient to protect the Company against a loss of principal or interest. Accordingly, no reserve was recorded. In May 2002, that one loan was fully repaid.

In addition to the above-mentioned loan, at March 31, 2002, the Company’s Manager had granted extensions on 7 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of March 31, 2002 was approximately $19,745,000. At March 31, 2002, all such loans were current in payments of interest. The average loan to value ratio on such loans is 62%. Accordingly, the Company’s Manager concluded that no reserve was necessary with respect to such loans.

Because of the fact that any decision regarding reserves for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that the Company experiences losses greater than the amount of its reserves, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its Members.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company’s capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will manage the Company’s affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement the maximum amount of management fees the manager was entitled to receive during the three months ended March 31, 2002 was $103,263.

During the three months ended March 31, 2002, cash flows provided by operating activities approximated $4.3 million. Investing activities consisted of investment in loans secured by real estate in the amount of $58.6 million (net of proceeds from payoffs of mortgage loans), and investment in certificate of deposits of $2.1 million. Financing activities consisted of proceeds from the sale of units in the amount of $55.6 million and members’ distributions of $3.7 million.

As the offering of the Company’s units is continuing, the Company currently relies upon the sale of its units, loan repayments and dividend reinvestments to provide the cash necessary to carry on its business. The Company’s ability to attract investors to purchase its units depends upon a number of factors, some of which are beyond its control. The key factors in this regard include general economic conditions, the conditions of commercial real estate markets, the availability and attractiveness of alternative investment opportunities, the Company’s operating performance and the track record and reputation of the Company’s Manager. The Company believes its ability to attract investors has been enhanced by the high historical yields generated by its mortgage investments and by comparable yields earned by Vestin Fund I, LLC which is managed by the Company’s Manager. These yields may prove particularly attractive to the extent that equity markets are viewed as risky or volatile and to the extent that most fixed income investments provide a lower yield. Notwithstanding our high historical yields, the Company’s ability to raise additional funds from investors may be impaired by its relatively small size and its limited operating history. In addition, the mortgage loans in which the Company invests are not federally insured as are certain bank deposits and are generally illiquid as compared to government and certain corporate bonds. Thus, the Company’s ability to generate high yields is critical to offsetting some of these disadvantages. The Company’s ability to raise additional funds would suffer if the performance of its loan portfolio declines or if alternative investment vehicles offering comparable yields and greater safety and/or liquidity become available.

Any significant level of defaults on outstanding loans could reduce the funds the Company has available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of the Company’s loans and may result in significant delays in the return of invested funds. This would diminish the Company’s capital resources and would impair the Company’s ability to invest in new loans. See the discussion above under “Asset Quality and Loan Reserves.” In addition, withdrawals by the Members would reduce the capital the Company has available for investment. Such withdrawals are limited by the terms of the Company’s Operating Agreement to not more than 10% per year and are subject to other conditions.

The Company does not currently have any interest in any special purpose entities nor does the Company have any commitments or obligations which are not reflected on the Company’s balance sheet. The Company does not have any interest in non-exchange traded derivative contracts.

The Company maintains working capital reserves of at least 3% of aggregate members’ capital accounts in cash and cash equivalents, and certificates of deposits. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not deal in any foreign currencies and does not own any options, futures or other derivative instruments.

Most of the Company’s assets consist of investments in mortgage loans. At March 31, 2002, the Company’s aggregate investment in mortgage loans was approximately $175,885,000 with a weighted average effective interest rate of 12.79%. These mortgage loans have an average term of 12 months. All of the outstanding mortgage loans at March 31, 2002 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. All of the mortgage loans do not have prepayment penalties.

Changes in interest rates would not affect the asset value of the Company’s investment in mortgage loans. However, a significant change in interest rates could affect the Company’s operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce the Company’s earnings and funds available for distribution to unit holders. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial mortgage loans. As a result, the Company might encounter greater difficulty in identifying appropriate borrowers. The Company is not in a position to quantify the potential impact on its operating results from a material change in interest rates.

For the three months ended March 31, 2002, the Company invested $4,475,000 in certificates of deposit. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter 2002.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	2.1	Articles of Organization*

	10.1	Operating Agreement*

* Previously filed.

(b)	Reports on Form 8-K

	(i)	Current Report on Form 8-K filed with the Commission on April 25, 2002, which reports the following items:

(1) Item 4 — Changes in Registrant’s Certifying Accountant; and

(2) Item 7 — Exhibits.

	(ii)	Current Report on Form 8-K/A filed with the Commission on April 29, 2002, which reports the following items:

(1) Item 4 — Changes in Registrant’s Certifying Accountant; and

(2) Item 7 — Exhibits.

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

Dated: May 15, 2002