Form 10-K
period 2002-06-30
VESTIN FUND II LLC
filed 2002-09-27
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[ ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO JUNE 30, 2002.

COMMISSION FILE NUMBER 333-32800

VESTIN FUND II, LLC

(NAME OF BUSINESS ISSUER IN ITS CHARTER)

NEVADA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	88-0481336 (I.R.S. EMPLOYER IDENTIFICATION NO.)

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
EXHIBIT INDEX
SIGNATURES

PART I

Note Regarding Forward Looking Statements

This report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

ITEM 1. BUSINESS

General

     We were organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. From June 2001 through June 2002, we raised approximately $228,820,000 through a public offering of our membership interests (“Units”). The public offering for up to $500,000,000 is continuing. Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” our “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the ticker symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services. In June 2002, we changed our fiscal year end from December 31 to June 30. The transition period ended June 30, 2002 reflects six months of operational activities as a result of the change in fiscal year end. In this annual report, from time to time we will refer to our company, Vestin Fund II, LLC, as the “Company.”

     We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about 10 to 20 days.

     As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans and borrowers, borrowers are willing to pay us an interest rate that is 2 to 5 points above the rates charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

     Our principal investment objectives are to:

•	Produce revenues from the interest income on our mortgage loans;

•	Provide monthly cash distributions from the net income earned on our mortgage loans;

•	Preserve capital contributions; and

•	Reinvest to the extent permissible payments of principal and sales (net of expenses).

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

     Vestin Mortgage continuously evaluates prospective investments, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion. In evaluating prospective mortgage loan investments, Vestin Mortgage considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured (loan-to-value ratio);

•	the potential for capital appreciation or depreciation of the property securing the investment;

•	expected levels of rental and occupancy rates (if applicable);

•	potential for rental increases (if applicable);

•	current and projected revenues from the property (if applicable);

•	the status and condition of the record title of the property securing the investment;

•	geographic location of the property securing the investment; and

•	the financial condition of the borrowers and their principals, if any, who guarantee the loan.

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

     When selecting mortgage loans for us, Vestin Mortgage uses the following guidelines, which are intended to control the quality of the collateral given for our loans:

     1. Priority of Mortgages. Generally, our assets are secured by first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest in on the security property will not be junior to more than one other mortgage. As of June 30, 2002, more than 99% of the principal amount of our outstanding interest in loans was secured by first mortgages.

     2. Loan-to-Value Ratio. We generally use the following loan-to-value guidelines when originating loans:

Type of Secured Property	Loan-to-Value Ratio
Residential	75%
Unimproved Land	60% (of the anticipated as-if developed)
Acquisition and Development	60%
Commercial Property	75% (of anticipated post-development value)
Construction	75%
Bridge	75%
Leasehold Interest	75% (of value of leasehold interest)

     We may deviate from these guidelines under certain circumstances. For example, Vestin Mortgage, in its discretion, may increase any of the above loan-to-value ratios if, in its opinion, a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, Vestin Mortgage, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest.

     Nevertheless, in no event will the loan-to-value ratio on any loan exceed 80% of the independently appraised completed value of the property. The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%. As of June 30, 2002, our average loan-to-value ratio was 56%.

     The Manager receives an appraisal at the time of loan underwriting, which may precede the placement of the loan with the Company. Generally, these appraisals are completed within twelve months prior to funding of the loan. Also, the appraisal may have been previously performed for the borrower. The appraisal may be for the current estimated “as-if developed” value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. We retain appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Mortgage reviews each appraisal report and conducts a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

     3. Construction Mortgage Loans. We invest in construction loans other than home improvement loans on residential property, subject to the following guidelines:

     We do not anticipate that the loan-to-value ratio on construction loans in which we invest will exceed 75% of the independently appraised, completed value of the security property.

     4. Terms of Mortgage Loans. Our loans to date in 2002 ranged from a two month term to a three year term. Most of our loans are for a term of 12 months. Our original loan agreements, however, permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

     Currently, substantially all of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we invest in mortgage loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2002, we had outstanding principal on mortgage loans that had interest reserves of approximately $73,473,348 and interest reserves in the amount of approximately $10,921,831.

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

     6. Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including Vestin Mortgage, for a price not in excess of the par value of the note or its fair market value, whichever is lower, plus allowable fees and expenses, but without the allowance of any other compensation for the loans. Except for the compensation paid to Vestin Mortgage described elsewhere herein, any affiliate from which we purchase mortgage loans will remit to us all income it earns from the mortgage loan while the loan is in its portfolio.

     7. Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property would generally not exceed 75% of the appraised value of the property, and the mortgage loan would not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by a written appraisal which was conducted within the then-preceding twelve months at the time of loan origination. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

     8. Participation. We participate in loans with other lenders, including affiliates as permitted by the North American Securities Administrators Association guidelines (“NASAA Guidelines”), by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

•	we did not have sufficient funds to invest in an entire loan.

•	we are seeking to increase the diversification of our loan portfolio.

•	Vestin Mortgage originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

     As of June 30, 2002, 61% of our loans were loans in which we participated with other lenders.

     9. Diversification. The NASAA Guidelines provide that we neither invest in or make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital. As of June 30, 2002, we had one mortgage loan which accounted for approximately 10.4% of our total assets. The loan is a land loan made to Rio Vista and secured by real property. The outstanding balance of the loan was $24,088,072 and the loan matures on June 28, 2003.

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

     12. Sale of Mortgage Investments. Although Vestin Mortgage has no plan to do so, Vestin Mortgage may sell our mortgage loans or interests in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them. In addition, we will not sell our mortgage loans to Vestin Mortgage.

Mortgage Loans to Affiliates

     We will not invest in mortgage loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a mortgage loan payable by Vestin Mortgage when Vestin Mortgage has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Purchase of Loans from Vestin Mortgage and its Affiliates

     In addition to those loans Vestin Mortgage selects for us, we purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage’s own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as Vestin Group, Michael Shustek, Chief Executive officer of Vestin Group or another principal of Vestin Mortgage. However, we will not acquire a loan from or sell a loan to a mortgage program in which Vestin Mortgage has an interest unless in compliance with NASAA Guidelines.

Types of Loans We Invest In

     We primarily invest in loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans.

Raw And Unimproved Land Loans

     Approximately 15-25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower have invested in the property actual capital expenditures of at least 25% of the property’s value. As of June 30, 2002, approximately 22% of our loans were in this category.

Acquisition and Development Loans

     Approximately 10-25% of the loans invested in by us may be acquisition and development loans. These loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised value of the property. As of June 30, 2002, approximately 10% of our loans were in this category.

Construction Loans

     Approximately 10-70% of our loans may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally invest in loans for up to 75% of the appraised value of the property and proposed improvements. As of June 30, 2002, approximately 27% of our loans were in this category.

Commercial Property Loans

     Approximately 20-50% of the loans invested in by us may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the value of the property and will generally invest in loans for up to 75% of the appraised value of the property. As of June 30, 2002, approximately 36% of our loans were in this category.

Residential Loans

     A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will generally invest in loans for up to 75% of the value of the property. As of June 30, 2002, less than 2% of our loans were in this category.

Bridge Loans

     Up to 15% of our loans may be bridge loans. Such loans provide interim financing (twelve to twenty-four months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans for up to 75% of the appraised value of the property. As of June 30, 2002, approximately 3% of our loans were in this category.

Collateral

     The types of collateral that will secure the loans include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

     Most of our loans are secured by a first deed of trust. Thus as a lender, we will have rights as a first mortgage lender of the collateralized property. As of June 30, 2002, more than 99% of our loans were secured by a first deed of trust.

Second Deed of Trust

     In the future, up to 10% of our loans may be secured by second deeds of trust. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of June 30, 2002, less than 1% of our loans were secured by a second deed of trust.

Leasehold Interest

     Up to 20% of the loans invested in by us may be in loans where the collateral is an interest in a lease. As of June 30, 2002, we did not have any loans secured by a leasehold interest.

Prepayment Penalties and Exit Fees

     Generally, the loans we invest in will not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields.

Extensions to Term of Loan

     Our original loan agreements permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan.

Balloon Payment

     Currently, substantially all of the loans we invest in or purchase will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Mortgages on Sale of Properties

     We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to our Members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our Operating Agreement provides that whether we choose to distribute the proceeds or reinvest them, our Members will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

Variable Rate Loans

     To date, all of the loans we invest in are fixed rate loans. Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made.

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

     In addition, we may enter into structured arrangements with other lenders in order to provide them with a senior position in mortgage loans which we might jointly fund. For example, we might establish a wholly-owned special purpose corporation which would borrow funds from an institutional lender under an arrangement where the resulting mortgage loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded mortgage loans.

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

ITEM 3. LEGAL PROCEEDINGS

We are not parties to any pending litigation and, to the best of our Manager’s knowledge, no legal proceedings have been threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

a.	There is no established public trading market for the trading of Units.

b.	As of June 30, 2002, approximately 3,258 Unit holders held 23,239,836 Units of interest in the Company.

c.	We generally distribute substantially all net income generated by us to Unit holders on a monthly basis. We made distributions of net income to our Unit holders of approximately $10,392,755 (prior to reinvested distributions) during the transition period ended June 30, 2002. It is our intention to continue to distribute substantially all net income earned by us to the Unit holders.

ITEM 6. SELECTED FINANCIAL DATA

Vestin Fund II, LLC

As of June 30, 2002 and December 31, 2001, and for the transition period ended June 30, 2002 and year end December 31, 2001

	June 30, 2002	December 31, 2001

Balance Sheet Data:
Investments in mortgage loans, net of allowance for loan losses	$222,058,326	$117,236,471
Cash, cash equivalents, certificates of deposits and short-term investments	$8,623,542	$10,012,601
Interest and other receivables	$2,189,631	$1,066,369
Other assets	$255,637	$142,448
Total assets	$233,127,136	$128,457,889
Liabilities	$650,765	$269,078
Members’ capital	$232,476,371	$128,188,811
Total liabilities and Members’ capital	$233,127,136	$128,457,889
Income Statement Data:
Revenues	$11,504,100	$3,801,649
Expenses	$781,081	$86,959
Net income	$10,723,019	$3,714,690
Net income allocated to Members	$10,723,019	$3,714,690
Net income allocated to Members per weighted average membership units	$0.59	$0.67
Weighted average membership units	18,326,615	5,548,510

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to June 14, 2001, we were a development stage company with no operational activities. We commenced the offering of our Units in June 2001; that offering continues. Our financial results reflect the amount of capital we had available for investment in mortgage loans. Our past performance may not be indicative of future results. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-K.

OVERVIEW

Our primary business objective is to generate monthly income by investing in mortgage loans. We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The loan underwriting standards our Manager utilizes are less strict than traditional mortgage lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make mortgage loans which are riskier than mortgage loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional mortgage lenders, in return, we seek to generate higher yields from our mortgage loans.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of foreclosures and related loan losses which we may experience. In June 2001, we commenced the sale of our Units, raising approximately $229 million by June 30, 2002. That offering will continue until the earlier of June 2003 or such time as we raise $500 million. These funds, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. We do not have any arrangements in place to increase materially the funds we will have available to invest from any other sources. See the discussion below under “Capital and Liquidity.”

The US economy is currently suffering from a mild recession which began in 2001. However, we have not experienced a material slowdown in commercial real estate lending in the principal markets which we service. To some extent, more conservative lending practices implemented by some traditional mortgage lenders to cope with the recession have had the result of increasing the pool of potential borrowers willing to pay the higher rates which we charge. This trend has also enabled us to continue to earn yields of approximately 12% per annum, notwithstanding the decline in interest rates in the general economy. However, this trend has begun to be off-set by the continuing decline in interest rates which is putting downward pressure on the yields we can generate for Members. As a result, our annualized net interest yield to Members for the transition period ended June 30, 2002 was 11.7%, compared to 12.4% at December 31, 2001.

While our business has not been significantly impacted by the current recession, if the recession deepens or is prolonged, we would face a number of potential risks. A prolonged recession will likely dampen real estate development activity, thereby diminishing the market for our loans. In addition, if interest rates remain low for an extended period, it will be more difficult for us to continue to generate yields of 12% or better. Moreover, a deepening of the recession, or poor credit decisions by our Manager, may increase the default rate on our loans. To the extent that the efforts of our borrowers to develop and sell commercial real estate projects are adversely impacted by the status of the economy, we may experience an increase in loan defaults, which may reduce the amount of funds we have for distribution to our Members. In this regard, it should be noted that the weighted average maturity of our outstanding loans as of June 30, 2002 was 7.7 months, compared to 11 months at December 31, 2001.

Accordingly, adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing this risk, we seek to maintain low loan to value ratios which, as of June 30, 2002, were 56% on a weighted average basis. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

Historically, our Manager has focused its operations on Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of June 30, 2002, 29% of the principal amount of our loans were secured by real estate in Nevada, while 24%, 19%, 17%, and 7% were secured by real estate in Texas, California, Arizona, and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. Commercial real estate markets in Nevada have continued to prosper, with significant borrowing activity, throughout the current recession. However, the rate of growth appears to be slowing. The commercial real estate markets in Texas, Arizona and California also appear to be relatively unaffected by the recession. Hawaii has been adversely affected by the downturn in tourism after September 11, 2001. Continued weakness in the tourism market may have significant adverse effects on real estate lending in Hawaii. As noted above, if the recession continues for an extended period or deepens, particularly in any of the identified states, our operating results could be adversely affected.

We commenced our business operations on June 14, 2001. Since then, we have increased our funds available for investment in mortgage loans through the continuing public offering of our Units. As a result, no meaningful comparison may be drawn between the results of operations for the transition period ended June 30, 2002 and the results of operations for the year ended December 31, 2001 or between the results of operations for the transition period ended June 30, 2002 and the results of operations for the period from June 14, 2001 through June 30, 2001.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loan.

Investments in Mortgage Loans

Investment in mortgage loans secured by trust deeds and mortgages are originated by our Manager in accordance with terms contained in our Operating Agreement. Currently, all of the mortgage loans are fixed rate loans with maturities ranging from one to two years, secured by first or second deeds of trust on properties securing commercial, land, construction, residential, bridge, and acquisition and development loans. Bridge loans provide interim financing (up to six months) to enable commercial borrowers to attempt to qualify for permanent financing. Currently, substantially all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method. We do not recognize interest income on loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when our Manager does not believe our investment in the loan is fully recoverable.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell. As of June 30, 2002 and December 31, 2001, the Company did not have any real estate held for sale.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investment in mortgage loans for estimated and expected credit impairment which is considered inherent to our investment in mortgage loans portfolio. Our Manager’s estimate of expected losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the reserve are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve. Our Manager believes that the allowance for loan losses totaling $500,000 included in the accompanying balance sheet as of June 30, 2002 is adequate to address estimated and expected credit impairment.

RESULTS OF OPERATIONS

			FOR THE PERIOD
	FOR THE TRANSITION	FOR THE YEAR	FROM JUNE 14, 2001
	PERIOD	ENDED	THROUGH
	ENDED JUNE 30, 2002	DECEMBER 31, 2001	JUNE 30, 2001

Total revenues	$11,504,100	$3,801,649	$15,405
Total expenses	$781,081	$86,959	$20
Net income	$10,723,019	$3,714,690	$15,385
Net income allocated to Members per weighted average membership units	$0.59	$0.67	$0.02
Annualized net interest yield to Members(b)	11.7%	12.4%	04.8%
Weighted average membership units(a)	18,326,615	5,548,510	635,912

(a)	The weighted average number of outstanding units for the transition period ended June 30, 2002 is calculated based upon the daily number of outstanding units beginning on January 1, 2002. The weighted average number of outstanding units for the year ended December 31, 2001 is calculated based upon the daily number of outstanding units beginning on June 14, 2001. The weighted average number of outstanding units for the period from June 14, 2001 through June 30, 2001 is calculated based upon the daily number of outstanding units beginning on June 14, 2001.

(b)	The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units then divided by number of months during each period and multiplied by 12 months, then divided by ten (the $10 cost per unit).

Fiscal Year Ended June 30, 2002 Compared To December 31, 2001

Prior to June 14, 2001, we were a development stage company with no operational activities. We commenced the offering of our Units in June 2001; that offering continues. Our financial results reflect the amount of capital we had available for investment in mortgage loans. Our past performance may not be indicative of future results. In June 2002, the Company changed its fiscal year end from December 31 to June 30. The transition period ended June 30, 2002 reflects six months of operating activities as a result of the change in fiscal year end.

Total Revenues. In 2002, total revenues totaled $11.5 million compared to $3.8 million in 2001, an increase of $7.7 million or 203%. Growth in revenue was mainly due to an increase in our investments in mortgage loans of approximately $105 million compared to 2001 primarily as a result of new membership units sold totaling $102 million during 2002. Overall, our average interest yields on our investments in mortgage loans during 2002 have not changed significantly compared to 2001, with average interest yields of 12.5% and 12.4% for 2002 and 2001, respectively.

Total Expenses. In 2002, total expenses totaled $0.8 million compared to $0.1 million for 2001, an increase of $0.7 million or 798%. Increase in total expenses for 2002 mainly related to an allowance for loan losses of $0.5 million and management fees of $0.2 million. We are continually evaluating the quality of our investments in mortgage loan portfolio and based upon future evaluations, may require additional charges to our allowance for loan losses. Management fees will be an annual recurring expense based upon an amount up to 0.25% of aggregate outstanding capital annually.

Net Income. Overall, net income for 2002 totaled $10.7 million compared to $3.7 million for 2001, an increase of $7 million or 187%.

Annualized Net Interest Yield To Members. For 2002, annualized net interest yield to members totaled 11.7% compared to 12.4% for 2001. The decrease in annualized net interest yield to members was primarily related to allowance for loan losses which our Manager decided to establish during the transition period ended June 30, 2002. To date, no specific loans have been written off or written down. See discussion below under “Asset Quality and Loan Reserves.”

Investment in Mortgage Loans Secured by Real Estate Portfolio

The following is a summary of our investment in mortgage loans as of June 30, 2002:

Commercial	$78,759,650	35.39%
Construction	59,008,277	26.51%
Acquisition and development	50,177,032	22.54%
Bridge	7,764,367	3.49%
Land	22,180,376	9.97%
Residential	4,668,624	2.10%

	$222,558,326	100.00%

First mortgages	$222,513,820	99.98%
Second mortgages	44,506	0.02%

	$222,558,326	100.00%

The following is a schedule of maturities of investment in mortgage loans as of June 30, 2002 for the calendar years ending December 31:

2002	$92,624,193
2003	123,841,163
2004	5,083,146
2005	1,009,824

Total	$222,558,326

The following is a schedule by geographic location of investment in mortgage loans as of June 30, 2002:

Arizona	$37,528,258	16.86%
California	43,242,770	19.43%
Hawaii	15,681,746	7.05%
Idaho	2,855,202	1.28%
Missouri	5,430,000	2.44%
Nevada	64,641,428	29.04%
New Mexico	42,495	0.02%
Texas	53,136,427	23.88%

Total	$222,558,326	100.00%

Asset Quality and Loan Reserves

Some losses may be expected when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. Our Manager, in connection with the quarterly closing of our accounting records and the preparation of our financial statements, evaluates our mortgage loan portfolio to determine if any outstanding loans are uncollectible or impaired and, in such event, whether a loss is probable. The fact that a loan is past due does not necessarily mean that the loan is uncollectible or impaired. Rather, all relevant circumstances are considered by our Manager to determine the probability of loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. There were no actual losses incurred on loans by us during the transition period ended June 30, 2002. At June 30, 2002, we had one loan totaling $42,000 that was both past due on principal and more than 90 days past due on interest. Foreclosure proceedings have commenced on this loan. At June 30, 2002, we also had three loans totaling $6,471,000 that were past due on principal and interest. The borrowers on these loans are companies which are affiliated with one another. We commenced foreclosure proceedings on these three loans. However, in August 2002, the borrowers on these three loans filed for voluntary bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code. We are pursuing our legal remedies in the Bankruptcy Court and have filed legal action against the personal guarantors. Our Manager evaluated these loans with regards to the underlying collateral and financial strength of the personal guarantors, and believes that these borrowers or their guarantors have the ability to repay principal and interest on these loans. Accordingly, our Manager does not believe an allowance for loan losses is necessary for these four loans as of June 30, 2002.

In addition to the above-mentioned loans, at June 30, 2002, our Manager had granted extensions on 14 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. The aggregate amount due to us from borrowers whose loans had been extended as of June 30, 2002 was approximately $41,410,000. The average loan to value ratio on such loans is 59%. As of June 30, 2002, all loans, except for the four loans mentioned above, were current and performing according to their terms.

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

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operation purposes. Subject to a 3% reserve, we use all of our available funds to invest in mortgage loans. Income generated from such loans is paid out to our Members unless they have elected to reinvest their dividends. Over 1,100 of our 3,258 Members currently reinvest their dividends. These reinvesting Members hold Units equal to over 23% of our capital. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital contributions. Pursuant to our Operating Agreement, the maximum amount of management fees Vestin Mortgage was entitled to receive during the transition period ended June 30, 2002 was $237,000.

During the transition period ended June 30, 2002, cash flows provided by our operating activities approximated $10,368,000. Our investing activities for the transition period ended June 30, 2002 consisted of investment in loans secured by real estate in the amount of $105,322,000 (net of proceeds from payoffs and sales of mortgage loans), and investment in certificate of deposits of $4,024,000. Our financing activities primarily consisted of proceeds from the sale of Units in the amount of $102,020,000 and Members’ distributions, net of reinvestments, of $8,384,000.

As the offering of our Units is continuing, we currently rely upon the sale of Units, loan repayments and dividend reinvestments to provide the cash necessary to carry on our business. Our ability to attract investors to purchase Units depends upon a number of factors, some of which are beyond our control. The key factors in this regard include general economic conditions, the conditions of commercial real estate markets, the availability and attractiveness of alternative investment opportunities, our operating performance and the track record and reputation of our Manager. We believe our ability to attract investors has been enhanced by the high historical yields generated by our mortgage investments and by comparable yields earned by Vestin Fund I, LLC which is managed by our Manager. These yields may prove particularly attractive to the extent that equity markets are viewed as risky or volatile and to the extent that most fixed income investments provide a lower yield. Notwithstanding our high historical yields, our ability to raise additional funds from investors may be impaired by our relatively small size and our limited operating history. In addition, the mortgage loans in which we invest are not federally insured as are certain bank deposits and are generally illiquid as compared to government and certain corporate bonds. Thus, our ability to generate high yields is critical to offsetting some of these disadvantages. Our ability to raise additional funds would suffer if the performance of our loan portfolio declines or if alternative investment vehicles offering comparable yields and greater safety and/or liquidity become available.

Any significant level of defaults on outstanding loans could significantly impact our liquidity, hurting or eliminating our ability to make distributions, invest in new loans, or return invested capital. This would diminish our capital resources and would impair our ability to invest in new loans. See the discussion above under “Asset Quality and Loan Reserves.” In addition, withdrawals by our Members would reduce the capital we have available for investment. Such withdrawals are limited by the terms of our Operating Agreement to not more than 10% per year and are subject to other conditions.

As of June 30, 2002, we have only one revolving line of credit, which is from First Hawaiian Bank in the amount of $2,000,000. There was no outstanding balance as of June 30, 2002 for this line of credit. As of June 30, 2002, the Company was in compliance with all applicable covenants related to the line of credit.

We may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements. Other than the line of credit mentioned above, we currently do not have in place any commitments to borrow any funds. No assurance can be given that, if we should seek to borrow funds or to securitize our assets we would be able to do so on commercially attractive terms. Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan portfolio.

We do not currently have any interest in any special purpose entities nor do we have any commitments or obligations which are not reflected on our balance sheet. We do not have any interest in derivative contracts.

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

FACTORS AFFECTING OUR OPERATING RESULTS

Our business is subject to numerous factors affecting our operating results. In addition to the factors discussed above, our operating results may be affected by:

     Risks of Investing in Mortgage Loans.

•	Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	We approve mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing the our revenues and the distributions to our Members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interests in mortgage loans.

Risk of Defaults

Our performance will be directly impacted by any defaults on the loans in our portfolio. As noted above, we may experience a higher rate of defaults than conventional mortgage lenders. We seek to mitigate the risk by estimating the rate of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect us against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less (if any) income from such loans, thereby reducing our earnings. If we do foreclose on a property, our Manager may determine that the best course of action is to sell such property quickly in order to generate a return of funds to the Company which may then be used in our lending operations. As a result, we may not receive the best price for the foreclosed property and, in some cases, we may receive less than the amount due to us under the defaulted loan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have any debt as of June 30, 2002.

Most of our assets consist of investments in mortgage loans. At June 30, 2002, our aggregate investment in mortgage loans was approximately $222,558,326 with a weighted average effective interest rate of 13.35%. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at June 30, 2002 was 7.7 months. All of the outstanding mortgage loans at June 30, 2002 were fixed rate loans. Currently, all of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. However, our Manager may at times sell mortgage loans in order take advantage of new loans with higher yields. Mortgage loans identified for future sale will be reclassified as held for sale investments. All of the mortgage loans do not have prepayment penalties.

At June 30, 2002, we also had approximately $8,623,542 invested in cash and cash equivalents, and certificates of deposit. At least 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 18, 2002, we replaced Grant Thornton LLP with Ernst and Young as our independent auditors. During the period from January 1, 2002 through April 18, 2002, there were no disagreements with Grant Thornton LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP, to make reference to the matter in their report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Company does not have any directors or officers. The Company is managed by Vestin Mortgage. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services.

     The directors and executive officers of Vestin Mortgage, Inc. are listed below:

Name	Age	Title

Stephen J. Byrne	45	Chief Executive Officer and Director
Lance K. Bradford	35	Chief Financial Officer, Treasurer, Secretary and Director
Peggy S. May	33	President
Stephen A. Schneider	55	Vice President
Michael V. Shustek	43	Director

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Stephen J. Byrne has been the Chief Executive Officer of Vestin Mortgage and the Chief Operations Officer of Vestin Group since January 2001. Mr. Byrne has also been a director of Vestin Mortgage since 1997 and of Vestin Group since April 1999. From its inception in 1997 to 2000, Mr. Byrne was the President of Vestin Mortgage. From 1999-2000, Mr. Byrne also served as the President of Vestin Group. Mr. Byrne joined Del Mar Mortgage in June 1998 as its Senior Lending Officer. In 1997, Mr. Byrne founded Capsource, Inc., a predecessor of Vestin Mortgage, which he owned and operated before joining Del Mar Mortgage. From 1991 to 1997, Mr. Byrne served as Vice President of Wells Fargo Bank and of its predecessor First Interstate Bank of Nevada. Mr. Byrne served in various capacities with First Interstate Bank, including Manager of the Diversified Asset Group based in Las Vegas and the commercial Diversified Asset Group in Houston, Texas. Mr. Byrne received a Bachelor of Science degree in Business Administration from Hastings College, Hastings, Nebraska.

Lance K. Bradford has been the Chief Financial Officer, Treasurer, Secretary and a director of Vestin Mortgage since April 1999. Mr. Bradford has been the Chief Financial Officer, President, Treasurer, and a director of Vestin Group since April 1999. From 1999 to 2000, Mr. Bradford was also the Corporate Secretary of Vestin Group. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

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

Stephen A. Schneider has been Vice President of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of Vestin Group. Mr. Schneider is responsible for the maintenance of all banking and financial relationships. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank’s business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank’s business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He assisted in the creation of the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations.

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

On March 26, 1999, Del Mar Mortgage, a company controlled by Mr. Shustek, entered into a stipulated court order (the “Order”) with the State of Nevada, Department of Business and Industry, Financial Institutions Division (the “Division”) resolving a dispute regarding Del Mar Mortgage’s alleged noncompliance with various Nevada regulatory statutes. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable Nevada law in its advertising solicitation of mortgage borrowers and in its making and servicing of mortgage loans. Vestin Group and Vestin Mortgage, as successors to the mortgage company business of Del Mar Mortgage, agreed to adhere to the terms of the Order. Del Mar Mortgage paid the Division an aggregate of $50,000 to cover the Division’s costs. The Order contained no findings of wrongful conduct by Del Mar Mortgage.

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or entity owns beneficially more than 5% of the ownership interests in us. Our Manager owns approximately 110,000 units or 0.90% of our capital as of June 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Management Fee

Our Manager is entitled to receive from us a management fee of up to 0.25% on an annual basis of the aggregate capital contribution, paid monthly in arrears. The amount of management fees incurred but not yet paid to our Manager for the transition period ended June 30, 2002 and year ended December 31, 2001 approximated $237,000 and $87,000, respectively.

Amount Due to the Manager

As of June 30, 2002 and December 31, 2001, we owed our Manager approximately $651,000 and $269,000, respectively, for expenses advanced on our behalf, and unpaid management fees and distributions due related to units owned by our Manager.

Loan Brokerage and Origination Fees

Our Manager received loan brokerage and origination fees from borrowers on all of the mortgage loans held by us. During the transition period ended June 30, 2002 and year ended December 31, 2001, our Manager earned loan brokerage and origination fees on loans funded by us in the amount of approximately $4,770,000 and $3,100,000, respectively.

Servicing Fees

Our Manager may received from borrowers a negotiated servicing fee annually of the outstanding principal balance of loans. During the transition period ended June 30, 2002 and year ended December 31, 2001, our Manager earned loan servicing fees on loans funded by us in the amount of approximately $48,900 and $16,000, respectively.

Extension Fees

Our Manager receives loan extension fees of 2.00% to 5.00% of the outstanding principal as permitted by local law and local market conditions. As of June 30, 2002 and December 31, 2001, our Manager earned loan extension fees paid by the borrowers in the amount of approximately $361,000 and $791,000, respectively.

Loan Evaluation and Processing Fees

Loan evaluation and processing fees from borrowers are paid to our Manager for loans held by us. During the transition period ended June 30, 2002 and year ended December 31, 2001, our Manager earned loan evaluation and processing fees on our loans in the amount of approximately $101,000 and $65,000, respectively.

Purchase of Loans from Vestin Fund I, LLC

During the transition period ended June 30, 2002 and year ended December 31, 2001, we purchased approximately $665,000 and $21,290,000 in mortgage loans from Vestin Fund I, LLC, a company managed by our Manager.

Other Transactions with the Manager

During the transition period ended June 30, 2002, the Company and Vestin Fund I, LLC made a mortgage loan in the amount of $130,500 and $3,000,000, respectively, for a total of $3,130,500 to an independent borrower who used the proceeds of the loan to purchase a property from the Company’s Manager which the Company’s Manager had previously acquired through foreclosure proceedings. The loan from the Company to such independent borrower is interest only, payable monthly at an annual rate of 10% with the principal due in June 2003. The transaction resulted in a deferred gain of approximately $367,000 to the Company’s Manager. The terms of the loan to such third party borrower were negotiated by our Manager; such terms were not reviewed by any independent parties.

During the transition period ended June 30, 2002, the Company purchased $10,000,000 in mortgage loans from the Company’s Manager at their historical cost pursuant to Section 4.4.1 of the Company’s Operating Agreement.

Short-Term instrument in LTD, Inc.

As of December 31, 2001, the Company had an amount totaling $1,675,000 invested in certificates of LTD, Inc., an investment fund owned by the Chief Executive Officer of Vestin Group, Inc. LTD, Inc. is an investment fund offering 2001-Prime Plus One Certificates (“Certificate”), earning 5.75% at December 31, 2001. The terms of the Certificates provide the subscriber repayment of their funds in full or in part upon a thirty (30) day written request. In March 2002, the Company liquidated its investment in these certificates resulting in no gain or loss. The Certificates were recorded on the balance sheet as of December 31, 2001 as short-term investments — related party.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1(1)	Articles of Organization(1)
10	Amended and Restated Operating Agreement(2)

(1)	Incorporated herein by reference to our S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Amendment No. 2 to our S-11 Registration Statement filed on July 3, 2002.

REPORTS ON FORM 8-K

Current Reports on Form 8-K filed with the Commission on April 25, 2002 and April 29, 2002, which report the following items:

     (i)  Item 4 — Changes in Registrant’s Certifying Accountant; and

     (ii)  Item 7 — Exhibits.

Current Report on Form 8-K filed with the Commission on June 24, 2002, which reports the following item:

     Item 8 — Change in Fiscal Year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund II, LLC

By:	Vestin Mortgage, Inc., its sole Manager

By:	/s/ Stephen J. Byrne

Stephen J. Byrne Chief Executive Officer and Director (Principal Officer of the Manager)

By:	/s/ Lance K. Bradford

Lance K. Bradford Director, Secretary and Treasurer (Chief Financial Officer of the Manager)

By:	/s/ Michael V. Shustek

Michael V. Shustek Director of the Manager

Dated:  September 27, 2002

CERTIFICATIONS

I, Steven J. Byrne, certify that:

1. I have reviewed this transition report on Form 10-K of Vestin Fund II, LLC;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report.

Date:  September 27, 2002

/s/ Stephen J. Byrne

Stephen J. Byrne*
Chief Executive Officer
of Vestin Mortgage, Inc., Manager of the Registrant

* Stephen J. Byrne functions as the equivalent of the chief executive officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

I, Lance K. Bradford, certify that:

1. I have reviewed this transition report on Form 10-K of Vestin Fund II, LLC;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report.

Date: September 27, 2002

/s/ Lance K. Bradford

Lance K. Bradford*
Chief Financial Officer
of Vestin Mortgage, Inc., Manager of the Registrant

* Lance K. Bradford functions as the equivalent of the chief financial officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Stephen J. Byrne, as Chief Executive Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund II, LLC (the “Registrant”), and Lance K. Bradford, as Chief Financial Officer of Vestin Mortgage, Inc., hereby certify, pursuant to 18 U.S.C. §1350, that

(1) the Registrant’s Transition Report on Form 10-K for the transition period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the applicable requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: September 27, 2002	/s/ Stephen J. Byrne

Stephen J. Byrne* Chief Executive Officer of Vestin Mortgage, Inc., Manager of the Registrant

Dated: September 27, 2002	/s/ Lance K. Bradford

Lance K. Bradford* Chief Financial Officer of Vestin Mortgage, Inc., Manager of the Registrant

*	Stephen J. Byrne and Lance K. Bradford function, respectively, as the equivalent of the chief executive officer and chief financial officer of the Registrant for purposes of 18 U.S.C. Section 1350.

CONTENTS

Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	23-24

FINANCIAL STATEMENTS
Balance Sheets	25
Statements of Income	26
Statements of Members’ Equity	27
Statements of Cash Flows	28
Notes to Financial Statements	29-38

SUPPLEMENTARY INFORMATION
Report of Independent Certified Public Accountants on Supplementary Information	40
Mortgage Loans on Real Estate:
Mortgage Loan Rollforward	41
Mortgage Loans by Type of Property	42
Mortgage Loans by Lien Position	43
Mortgage Loans that Exceed Three Percent of the Portfolio	44

Report of Independent Certified Public Accountants

Members of Vestin Fund II, LLC

We have audited the accompanying balance sheet of Vestin Fund II, LLC (the “Company”) as of June 30, 2002, and the related statements of income, members’ equity, and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company’s management.. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report dated February 8, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund II, LLC as of June 30, 2002, and the results of its operations and its cash flows for the six-month period then ended in conformity with accounting principles generally accepted in the United States.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young, LLP
Los Angeles, California
September 16, 2002

Report of Independent Certified Public Accountants

Members
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund II, LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from December 7, 2000 (Date of Inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP
Reno, Nevada
February 8, 2002

Vestin Fund II, LLC

BALANCE SHEETS

ASSETS

	JUNE 30, 2002	DECEMBER 31, 2001	DECEMBER 31, 2000

Cash	$2,198,542	$5,936,951	$—
Short-term investments-related party	—	1,675,000	—

Total cash and cash equivalents	2,198,542	7,611,951	—
Certificates of deposit	6,425,000	2,400,650	—
Interest and other receivables	2,189,631	1,066,369	—
Investment in mortgage loans, net of allowance for loan losses of $500,000 and $0 at June 30 2002, and December 31, 2001, respectively	222,058,326	117,236,471	—
Deferred offering costs	255,637	142,448	264,275

	$233,127,136	$128,457,889	$264,275

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Managing Member	$650,765	$269,078	$—

Total liabilities	650,765	269,078	—

Members’ equity — authorized 50,000,000 units 23,239,836, 12,844,106 and 26,428 units issued and outstanding at $10 per unit at June 30, 2002, December 31, 2001 and December 31, 2000, respectively	232,476,371	128,188,811	264,275

Total members’ equity	232,476,371	128,188,811	264,275

Total liabilities and members’ equity	$233,127,136	$128,457,889	$264,275

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF INCOME

				FOR THE PERIOD FROM
			FOR THE PERIOD FROM	DECEMBER 7, 2000
	TRANSITION PERIOD	FOR THE SIX MONTHS	FOR THE YEAR	(DATE OF INCEPTION)
	ENDED	ENDED JUNE 30, 2001	ENDED	THROUGH
	JUNE 30, 2002	(UNAUDITED)	DECEMBER 31, 2001	DECEMBER 31, 2000

Revenues
Interest income from investment in mortgage loans	$11,288,619	$15,405	$3,801,649	$—
Other income	215,481	—	—	—

Total revenues	11,504,100	15,405	3,801,649	—

Operating expenses
Management fees to Managing Member	236,778	—	86,832	—
Provision for loan losses	500,000	—	—	—
Other	44,303	20	127	—

Total operating expenses	781,081	20	86,959	—

NET INCOME	$10,723,019	$15,385	$3,714,690	$—

Net income allocated to members	$10,723,019	$15,385	$3,714,690	$—

Net income allocated to members per weighted average membership units	$0.59	$0.02	$0.67

Weighted average membership units	18,326,615	635,912	5,548,510	—

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF MEMBERS’ EQUITY

FOR THE TRANSTION PERIOD ENDED JUNE 30, 2002 AND
FOR THE YEAR ENDED DECEMBER 31, 2001

	Units	Amount

Inception, December 7, 2000	—	—
Issuance of units	26,428	$264,275

Members’ equity at December 31, 2000	26,428	$264,275
Issuance of units (net of offering costs)	12,771,595	126,615,950
Distributions	—	(2,866,933)
Reinvestments of distributions	47,092	470,920
Members’ withdrawals	(1,009)	(10,091)
Net income	—	3,714,690

Members’ equity at December 31, 2001	12,844,106	$128,188,811
Issuance of units	10,202,022	102,020,216
Distributions	—	(10,392,755)
Reinvestments of distributions	200,909	2,009,092
Members’ withdrawals	(7,201)	(72,012)
Net income	—	10,723,019

Members’ equity at June 30, 2002	23,239,836	$232,476,371

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF CASH FLOWS

				FOR THE PERIOD FROM
				DECEMBER 7, 2000
	TRANSITION PERIOD	FOR THE SIX MONTHS	FOR THE YEAR	(DATE OF INCEPTION)
	ENDED	ENDED JUNE 30, 2001	ENDED	THROUGH
	JUNE 30, 2002	(UNAUDITED)	DECEMBER 31, 2002	DECEMBER 31, 2000

Cash flows from operating activities:
Net income	$10,723,019	$15,385	$3,714,690	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in interest and other receivables	(1,123,262)	(8,085)	(1,066,369)	—
Increase in allowance for loan losses	500,000	—	—	—
Increase in other assets	(113,189)	—	—	—
Increase in due to Managing Member	381,687	—	—	—

Net cash provided by operating activities	10,368,255	7,300	2,648,321	—

Cash flows from investing activities:
Purchase of investments in mortgage loans	(153,844,526)	(8,473,473)	(133,379,244)	—
Purchase of investments in mortgage loans from Vestin Fund I, LLC	(665,000)	—	(21,289,763)	—
Proceeds received from sale of investments in mortgage loans to Vestin Fund I, LLC	—	—	10,000,000	—
Proceeds from loan payoff	33,495,536	—	22,405,938	—
Purchase of investments in mortgage loans from Managing Member	(10,000,000)	—	—	—
Proceeds received from sale of investments in mortgage loans to Managing Member	—	—	4,026,598	—
Proceeds received from sale of investments in mortgage loans	25,692,135	—	1,000,000	—
Investment in certificates of deposit	(4,024,350)	(250,000)	(2,400,650)	—

Net cash used in investing activities	(109,346,205)	(8,723,473)	(119,637,121)	—

Cash flows from financing activities:
Proceeds from issuance of membership units	102,020,216	10,573,775	126,880,225	—
Members’ distributions, net of reinvestments	(8,383,663)	—	(2,349,383)	—
Members’ withdrawals	(72,012)	—	(10,091)	—
Advance from manager	—	—	80,000	—

Net cash provided by financing activities	93,564,541	10,573,775	124,600,751	—

NET (DECREASE) INCREASE IN CASH	(5,413,409)	1,857,602	7,611,951	—
Cash, beginning of period	7,611,951	—	—	—

Cash, ending of period	$2,198,542	$1,857,602	$7,611,951	$—

Supplemental disclosures of cash flows information:
Non-cash financing activities:
Conversion of deferred offering costs to membership units	$—	$593,026	$835,725	$264,275

Reinvestment of members’ distributions	$2,009,092	$—	$470,920	$—

Deferred debt offering costs paid by Manager	$135,573	$—	$142,448	$—

Distributions payable to Manager	$68,961	$—	$46,630	$—

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and December 31, 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Organization

Vestin Fund II, LLC, a Nevada Limited Liability Company, (the “Company”) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 7, 2000 and will continue until December 31, 2020 unless dissolved prior or extended thereto under the provisions of its Operating Agreement.

On June 13, 2001, the Company’s Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 50,000,000 units at $10 per unit. Consequently, the Company commenced operations on June 14, 2001. As of June 30, 2002, the Company had sold approximately 23,130,000 units of the total 50,000,000 units offered. Additionally, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf. The Company will continue to offer its remaining unsold units to the public for a period of up to two years following the effective date of its Form S-11/A.

The Manager of the Company is Vestin Mortgage, Inc., a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation whose common stock is publicly held and traded on the Nasdaq National Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services. The Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC, an entity in the same business as the Company.

In June 2002, the Company changed its fiscal year end from December 31 to June 30. The transition period ended June 30, 2002 reflects six months of operating activities as a result of the change in fiscal year end.

See Note E for detail of transactions with the Manager.

2. Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3. Income Taxes

Income tax effects resulting from the Company’s operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

4. Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with liquidation provision of one month or less (see Note E).

5. Investment in Mortgage Loans

Investment in mortgage loans secured by trust deeds and mortgages are originated by the Manager in accordance with terms contained in the Company’s Operating Agreement. Currently, all of the mortgage loans are fixed rate loans with maturities ranging from two months to three years, secured by first or second deeds of trust on properties securing commercial, land, construction, residential, bridge, and acquisition and development loans. Bridge loans provide interim financing (twelve to twenty four months) to enable commercial borrowers to attempt to qualify for permanent financing. Currently, substantially all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method.

The Company also invests in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2002 and December 31, 2001, the Company had outstanding principal on mortgage loans on which interest reserves are maintained of approximately $73,473,000 and $35,700,000, respectively. Interest reserves on such loans amounted to approximately $10,922,000 and $912,000, at June 30, 2002 and December 31, 2001, respectively.

The Company also sells full or partial interests in loans to related and third parties at the discretion of the Manager. During the transition period ended June 30, 2002 and the year ended December 31, 2001, the Company sold loans to third parties in the amount of $25,700,000 and $1,000,000, respectively. During the year ended December 31, 2001, the Company sold loans to related parties in the amount of approximately $14,000,000. No loans were sold to related parties during the transition period ended June 30, 2002. The sale of all loans resulted in no gain or loss in the accompanying financial statements.

6. Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. . The Company does not recognize interest income on loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7. Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated and expected credit impairment which is considered inherent to the Company’s investment in mortgage loans portfolio. The Manager’s estimate of expected losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the reserve are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

8. Fair Value of Financial Instruments

The Financial Accounting Standards Board’s Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of certain of the Company’s assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Certificate of Deposits and Short Term Investments: The carrying amount of these instruments are at amortized cost which approximates fair value.

(b)	Investment in Mortgage Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

9. Net Income Allocated to Members

Net income allocated to members is computed by dividing net income by the weighted average number of membership units outstanding for the year.

10. Segments

The Company operates as one business segment.

11. Reclassification

The statement of cash flows for the year ended December 31, 2001 reflects certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

NOTE B — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

The Company maintains cash deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of June 30, 2002 and December 31, 2001, the Company had $7,414,000 and $7,838,000, respectively, in excess of the federally insured limits.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE B — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK - Continued

As of June 30, 2002, 29% of the Company’s mortgage loans were in Nevada (compared to 39% at December 31, 2001) and 24% of the Company’s investment in mortgage loans were in Texas (compared to 26% at December 31, 2001). As a result of this geographical concentration of the Company’s investment in mortgage loans, a downturn in the local real estate markets in Nevada and/or Texas could have a material adverse effect on the Company.

At June 30, 2002, the aggregate amount of loans to the Company’s three largest borrowers represented 25% of the Company’s total investment in mortgage loans. These mortgage loans consisted of land and commercial loans, located in Arizona and California, with a first lien position, earning between 11% and 14%, outstanding balances of approximately $55,752,000 and maturities from June 2003 through November 2003. At December 31, 2001, the aggregate amount of loans to the Company’s three largest borrowers represented 30% of the Company’s total investment in mortgage loans. These mortgage loans consisted of acquisition and development and commercial loans, located in Arizona, California, and Hawaii, with a first lien position, earning between 10% and 14%, outstanding balances of approximately $35,658,000 and maturities from November 2001 through October 2003. Because the Company has a significant concentration of credit risk with its three largest borrowers, a default by any of these borrowers could have a material adverse effect on the Company.

Substantially all of the Company’s mortgage loans will require the borrower to make a balloon payment of the principal at maturity. The success of a borrower’s ability to repay its mortgage loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE C — INVESTMENT IN MORTGAGE LOANS

Investments in mortgage loans as of June 30, 2002 are as follows:

Commercial	$78,759,650	35.39%
Construction	59,008,277	26.51%
Acquisition and development	50,177,032	22.54%
Bridge	7,764,367	3.49%
Land	22,180,376	9.97%
Residential	4,668,624	2.10%

	$222,558,326	100.00%

First mortgages	$222,513,820	99.98%
Second mortgages	44,506	0.02%

	$222,558,326	100.00%

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE C — INVESTMENT IN MORTGAGE LOANS - Continued

The following is a schedule of maturities of investment in mortgage loans as of June 30, 2002 for the fiscal years ending December 31:

2002 (includes loans with past due maturities of $6,513,000)	$92,624,193
2003	123,841,163
2004	5,083,146
2005	1,009,824

$222,558,326

The following is a schedule by geographic location of investment in mortgage loans as of June 30, 2002:

Arizona	$37,528,258	16.86%
California	43,242,770	19.43%
Hawaii	15,681,746	7.05%
Idaho	2,855,202	1.28%
Missouri	5,430,000	2.44%
Nevada	64,641,428	29.04%
New Mexico	42,495	0.02%
Texas	53,136,427	23.88%

	$222,558,326	100.00%

Investment in mortgage loans as of December 31, 2001 are as follows:

Commercial	$50,135,497	42.76%
Construction	25,210,571	21.50%
Acquisition and development	18,156,395	15.49%
Bridge	8,030,064	6.85%
Land	15,610,554	13.32%
Residential	93,390	0.08%

	$117,236,471	100.00%

First mortgages	$117,106,471	99.89%
Second mortgages	130,000	0.11%

	$117,236,471	100.00%

The following is a schedule of maturities of investment in mortgage loans as of December 31, 2001:

2001 (past maturities)	$5,675,873
2002	99,933,312
2003	11,627,286

$117,236,471

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE C — INVESTMENT IN MORTGAGE LOANS - Continued

The following is a schedule by geographic location of investment in mortgage loans as of December 31, 2001:

Arizona	$13,429,333	11.45%
California	12,030,072	10.26%
Hawaii	14,915,681	12.72%
Nevada	45,993,471	39.23%
New Mexico	42,495	0.04%
Texas	30,825,149	26.29%

	$117,236,471	100.00%

At December 31, 2001, the Company did not have any loans with payments that were delinquent more than 90 days. At December 31, 2001, the Company had one loan approximating $5,676,000 which was past the scheduled maturity, and which was repaid in full in May 2002. At June 30, 2002, the Company had one loan totaling $42,000 that was both past due on principal and more than 90 days past due on interest. Foreclosure proceedings have been commenced on this loan. At June 30, 2002, the Company also had three loans totaling $6,471,000 that were past due on principal and interest. The borrowers on these loans are companies which are affiliated with one another. The Company commenced foreclosure proceedings on these three loans. However, in August 2002, the borrowers on these three loans filed for voluntary bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Company is pursuing its legal remedies in the Bankruptcy Court and has filed legal action against the personal guarantors. The Company’s Manager evaluated these loans with regards to the underlying collateral and financial strength of the personal guarantors, and believes that these borrowers or their guarantors have the ability to repay principal and interest on these loans. Accordingly, the Company’s Manager does not believe an allowance for loan losses is necessary for these four loans as of June 30, 2002.

In addition, the Company’s Manager granted extensions on fourteen and seven loans as of June 30, 2002 and December 31, 2001, respectively, pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was twelve months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, the Company’s Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. The aggregate amount due to the Company from borrowers whose loans have been extended as of June 30, 2002 and December 31, 2001 was approximately $41,410,000 and $21,043,000, respectively. As of June 30, 2002, all loans, except for the four loans mentioned above, were current and performing according to their terms.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that the allowance for loan losses totaling $500,000 included in the accompanying balance sheet as of June 30, 2002 is adequate to address estimated and expected credit impairment which is considered inherent in the Company’s investment in mortgage loans as of that date.

The Company has six mortgage loan products consisting of land, construction, commercial building, bridge, residential, and acquisition and development loans. Substantially all mortgage loans have effective interest rates ranging from 8% to 16% and 10% to 16% at June 30, 2002 and December 31, 2001, respectively. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates in the majority of the Company’s loan portfolio, the Company does not report revenues by product type.

NOTE D — DEFERRED OFFERING COSTS

As of June 30, 2002, deferred offering costs approximating $256,000 related to the Company’s continuing efforts in securing a debt security. Upon completion of the debt security offering, the Company will charge the deferred offering costs against the gross proceeds of the debt security offering. However, if the Company does not complete the debt security offering, then such deferred offering costs shall be expensed.

As December 31, 2001 and 2000, deferred offering costs approximating $142,000 and $264,000, respectively, consisted of costs related to the offering of the Company’s units. These costs have been charged against the gross proceeds of the units sold.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE E — REVOLVING LINE OF CREDIT

The Company has a revolving line of credit with a financial institution, which provides for borrowing up to $2,000,000. There was no outstanding balance as of June 30, 2002 and December 31, 2001. The line of credit, which is secured by the Company’s certificates of deposit with First Hawaiian Bank, is payable in monthly installments of interest only at 1.50% over the weighted average interest rate paid on the First Hawaiian Bank certificates of deposit (2.51% at June 30, 2002 and 3.75% at December 31, 2001), maturing October 31, 2002. The interest rate will be reset upon the occurrence of either a new drawing on the revolving line of credit or at the maturity of the certificate of deposit. The agreement contains covenants which the Company was in compliance with as of June 30, 2002 and December 31, 2001.

NOTE F — MEMBERS’ EQUITY

1. Membership Units

The Manager (in its Capacity as the Initial Member) shall contribute to the capital of the Company such amount as it deems appropriate; provided that the Manager shall be deemed to have contributed to the capital of the Company an amount equal to expenses of the Company incurred in connection with the Offering up to a maximum of $1,100,000, to the extent such expenses are paid by the Manager to non-affiliated parties (offering expenses). As defined in the Operating Agreement, offering expenses included legal and accounting fees, registration expenses, printing fees and promotional and marketing expenses. As of June 30, 2002, the Manager has contributed to the capital of the Company $1,100,000 in connection with offering costs incurred. The members shall contribute to the capital of the Company an amount equal to $10.00 for each unit subscribed for by each member, with a minimum subscription of 200 units per member. The total Capital contribution of the members will not exceed $500,000,000 not including reinvested distributions.

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

3. Working Capital Reserves

The Company is required by the Operating Agreement to maintain working capital reserves of at least 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy the Company’s unforeseen obligations and for other permitted uses of its working capital. Working capital reserves of up to 3% in cash or cash equivalents, short-term investments and certificates of deposit are excluded from the funds committed to mortgage investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans. As of June 30, 2002 and December 31, 2001, the Company had approximately $8,624,000 and $10,013,000, respectively, for its working capital reserves.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE G — TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

1. Fees Paid by the Company

a.	The Company’s Manager is entitled to receive from the Company a management fee of up to 0.25% on an annual basis of the aggregate capital contributions, paid monthly in arrears. As of June 30, 2002 and December 31, 2001, management fees to the Manager approximated $237,000 and $87,000, respectively.

b.	The Manager may receive fees for reselling foreclosed properties. These fees may not be greater than 3.00% of the proceeds where substantial service has been performed by the Manager. As of June 30, 2002 and December 31, 2001, no such services were required, accordingly, no payments were paid to the Manager.

2. Fees Paid by Borrowers

a.	The Manager receives fees of up to 5.00% upon origination of the principal amount of each loan as compensation for loan evaluation and processing. These fees shall be reasonable and shall be payable only for services actually rendered. As of June 30, 2002 and December 31, 2001, the Manager earned loan evaluation and processing fees paid by borrowers in the amount of $101,000 and $65,000, respectively.

b.	The Manager generally originates loans the Company invests in. The Manager acts as broker for which it generally charges loan brokerage and origination fees of approximately 2.00% to 6.00% of the principal amount of each mortgage investment made during the year. As of June 30, 2002 and December 31, 2001, the Manager earned loan brokerage and origination fees paid by borrowers in the amount of $4,770,000 and $3,100,000, respectively.

c.	All of the Company’s loans are to be serviced by the Manager, in consideration for which the Manager may receive a negotiated servicing fee annually of the total unpaid principal balance of each mortgage loan serviced. As of June 30, 2002 and December 31, 2001, the Manager earned servicing fees paid by borrowers in the amount of approximately $48,900 and $16,000, respectively.

d.	The Manager may receive loan extension fees of 2.00% to 5.00% of the outstanding principal of extended loans as permitted by local law and local market conditions. As of June 30, 2002 and December 31, 2001, the Manager earned loan extension fees paid by the borrowers in the amount of approximately $361,000 and $791,000, respectively.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE G — TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES - Continued

3. Short-Term Instrument in LTD, Inc.

As of December 31, 2001, the Company had an amount totaling $1,675,000 invested in certificates of LTD, Inc., an investment fund owned by the Chief Executive Officer of Vestin Group, Inc. LTD, Inc. is an investment fund offering 2001-Prime Plus One Certificates (“Certificate”), earning 5.75% at December 31, 2001. The terms of the Certificates provide the subscriber repayment of their funds in full or in part upon a thirty (30) day written request. In March 2002, the Company liquidated its investment in these certificates resulting in no gain or loss. The Certificates were recorded on the balance sheet as of December 31, 2001 as short-term investments — related party.

4. Purchase of Loans from Vestin Fund I, LLC

During the transition period ended June 30, 2002 and year ended December 31, 2001, the Company purchased $665,000 and $21,290,000, respectively, in mortgage loans from Vestin Fund I, LLC, a company managed by the Manager.

5. Due to the Manager

Due to the Manager at June 30, 2002 consisted of $298,000 in advances, and unpaid management fees and distributions payable totaling $353,000 on units owned by the Manager. Due to the Manager at December 31, 2001 consisted of $222,448 advances by the Manager and of distributions payable to the Manager in the amount of $46,630. These advances do not accrue interest and are due on demand.

6. Other Transactions with the Manager

During the transition period ended June 30, 2002, the Company and Vestin Fund I, LLC made a mortgage loan in the amount of $130,500 and $3,000,000, respectively, for a total of $3,130,500 to an independent borrower who used the proceeds of the loan to purchase a property from the Company’s Manager which the Company’s Manager had previously acquired through foreclosure proceedings. The loan from the Company to such independent borrower is interest only, payable monthly at an annual rate of 10% with the principal due in June 2003. The transaction resulted in a deferred gain of approximately $367,000 to the Company’s Manager. The terms of the loan to such third party borrower were negotiated by the Company’s Manager; such terms were not reviewed by any independent parties.

During the transition period ended June 30, 2002, the Company purchased $10,000,000 in mortgage loans from the Company’s Manager at their historical cost pursuant to Section 4.4.1 of the Company’s Operating Agreement.

The Manager may purchase from the Company the interest receivable or principal on delinquent loans held by the Company. The Company shall not sell a foreclosed property to the Manager or to another program in which the Manager or its affiliates has an interest. As of June 30, 2002 and December 31, 2001, no such transactions occurred.

Vestin Fund II, LLC

NOTES TO FINANCIAL STATEMENTS — CONTINUED

June 30, 2002 and December 31, 2001

NOTE G — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule is a selected quarterly financial data for the transition period ended June 30, 2002:

	First	Second	June 30,
	Quarter	Quarter	2002

Revenues	$4,732,343	$6,771,757	$11,504,100
Expenses	103,599	677,482	781,081

Net income	$4,628,744	$6,094,275	$10,723,019

Net income allocated to members per weighted average membership units	.29	.29	.59
Weighted average membership units	15,749,588	20,875,319	18,326,615

The following schedule is a selected quarterly financial data for the year ended December 31, 2001:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$—	$15,405	$1,094,999	$2,691,245	$3,801,649
Expenses	—	20	60	86,879	86,959

Net income	$—	$15,385	$1,094,939	$2,604,366	$3,714,690

Net income allocated to members per weighted average membership units	—	.02	.31	.31	.67
Weighted average membership units	—	635,912	3,535,728	8,466,617	5,548,510

SUPPLEMENTARY INFORMATION

Report of Independent Certified Public Accountants
on Supplementary Information

Members
Vestin Fund II, LLC

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole of Vestin Fund II, LLC as of December 31, 2001 and 2000, and for the year ended December 31, 2001 and for the period from December 7, 2000 (Date of Inception) through December 31, 2000, which are presented in the preceding section of this report. The supplementary information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton, LLP
Reno, Nevada
February 8, 2002

Schedule I

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOAN ROLLFORWARD

Balance, December 7, 2000	$—
Additions during the period
New mortgage loans	—
Deductions during the period
Collections of principal Mortgage loans sold	—

Balance, December 31, 2000	—
Additions during the period
New mortgage loans	154,669,007
Deductions during the period
Collections of principal	22,405,938
Mortgage loans sold	15,026,598

Balance, December 31, 2001	117,236,471
Additions during the period
New mortgage loans	153,844,526
Mortgage loans bought	10,665,000
Deductions during the period
Collections of principal	33,495,536
Mortgage loans sold	25,692,135

105,321,855

Balance, June 30, 2002	$222,558,326

Schedule II

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS BY TYPE OF PROPERTY

As of June 30, 2002:

		Face Amount of	Carrying amount of		Amount Subject
Type of Property	Interest Rate	Mortgage	mortgage	Maturity Date	to Delinquency

Commercial	10%-14.5%	$185,186,000	$78,759,650	7/02-3/05	$—
Construction	13%-15.75%	$193,311,000	$59,008,277	6/02-6/04	$3,437,937
Acquisition and Development	8%-15.5%	$90,708,000	$50,177,032	2/02-3/03	$3,075,514
Land	10%-15.5%	$34,220,500	$22,180,376	7/02-6/03	$—
Bridge	14%	$17,725,000	$7,764,367	6/02-5/03	$—
Residential	8%-14%	$6,460,050	$4,668,624	8/02-5/03	$—

As of December 31, 2001:

					Amount
		Face Amount of	Carrying amount of		Subject to
Type of Property	Interest Rate	Mortgage	mortgage	Maturity Date	Delinquency

Commercial	10%-15%	$113,333,500	$50,135,497	3/02-10/03	$—
Construction	14%-15%	$75,330,000	$25,210,571	1/02-12/02	$—
Acquisition and Development	13%-16%	$52,913,043	$18,156,395	12/02	$—
Land	10%-15%	$20,325,000	$15,610,554	12/01-12/02	$—
Bridge	14%	$31,500,000	$8,030,064	11/01-1/02	$—
Residential	14%	$1,300,000	$93,390	5/02	$—

Schedule III

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS BY LIEN POSITION

As of June 30, 2002:

	Face Amount of		Carrying amount	Maturity	Amount Subject to
Lien Position	Mortgage	Interest Rate	of mortgage	Date	Delinquency

1st	$527,610,550	8%-16%	$222,513,820	2/02-3/05	$6,513,451
2nd	$53,113,000	10%-15%	$44,506	6/02-11/03	$—

As of December 31, 2001:

					Amount
	Face Amount of		Carrying amount	Maturity	Subject to
Lien Position	Mortgage	Interest Rate	of mortgage	Date	Delinquency

1st	$280,673,543	10%-16%	$117,106,471	11/01-10/03	$—
2nd	$14,028,000	10%-15%	$130,000	12/01-12/02	$—

Schedule IV

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS THAT EXCEED THREE PERCENT
OF THE PORTFOLIO

As of June 30, 2002:

						Amount
	Interest		Lien	Face Amount of	Carrying Amount of	Subject to
Description of Loan	Rate	Maturity Date	Position	Mortgage	Mortgage	Delinquency

Commercial	13.00%	11/25/03	1st & 2nd*	$29,000,000	$19,000,000	$—
Commercial	11.00%	10/22/2003	1st	$15,150,000	$12,664,188	$—
Acquisition and Development	14.00%	9/10/2002	1st	$18,000,000	$10,852,154	$—
Land	14.00%	7/30/2002	1st	$12,500,000	$8,000,000	$—
Acquisition and Development	14.00%	06/28/03	1st	$32,000,000	$24,088,072	$—
Construction	15.75%	8/25/2002	1st	$14,000,000	$6,900,133	$—
Commercial	10.00%	12/11/2002	1st & 2nd*	$13,245,000	$7,995,000	$—

* 2nd lien position of each loan totals $5,000.

As of December 31, 2001:

						Amount
	Interest		Lien	Face Amount of	Carrying Amount of	Subject to
Description of Loan	Rate	Maturity Date	Position	Mortgage	Mortgage	Delinquency

Commercial	10.00%	12/11/02	1st	$13,245,000	$12,995,000	$—
Commercial	11.00%	10/22/2003	1st	$15,150,000	$11,627,286	$—
Acquisition and Development	14.00%	9/10/2002	1st	$18,000,000	$11,036,089	$—
Land	14.00%	04/30/02	1st	$12,500,000	$8,000,000	$—
Commercial	14.00%	10/26/2002	1st	$7,840,000	$7,445,245	$—
Construction	15.00%	2/25/02	1st	$14,000,000	$6,210,625	$—
Bridge	14.00%	11/27/01	1st	$20,000,000	$5,675,873	$—
Construction	14.25%	1/1/02	1st	$5,350,000	$4,703,590	$—
Commercial	12.50%	11/29/02	1st	$6,412,500	$4,612,500	$—
Commercial	14.00%	6/29/02	1st	$5,250,000	$4,246,000	$—
Commercial	14.00%	11/7/02	1st	$45,000,000	$3,879,592	$—