Form 10-K/A
period 2002-06-30
VESTIN FUND II LLC
filed 2002-09-30
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

(MARK ONE)

[ ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ X ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant hereby amends the following portions of its Transition Report on Form 10-K for the transition period ended June 30, 2002, which was filed with the Commission on September 27, 2002, as set forth in the pages attached hereto:

A.	In the Certification made by Stephen J. Byrne, as Chief Executive Officer of Vestin Mortgage, Inc., the sole manager of the Registrant, pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, in the opening sentence, Stephen J. Byrne’s first name has been misspelt as “Steven,” which should be “Stephen.”

B.	In the Statements of Income included in the Financial Statements section, the heading of the 2nd column from the right should be “FOR THE YEAR ENDED DECEMBER 31, 2001.” The wording “FOR THE PERIOD FROM” should be deleted.

C.	In the Statements of Cash Flows included in the Financial Statements section, the heading of the 2nd column from the right should be “FOR THE YEAR ENDED DECEMBER 31, 2001.” The year “2001” has been mistakenly printed as “2002” during the edgarization process.

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

Michael V. Shustek Director of the Manager

Dated:   September 27, 2002

CERTIFICATIONS

I, Stephen J. Byrne, certify that:

1. I have reviewed this amendment No. 1 (this “Amendment”) to the transition report on Form 10-K of Vestin Fund II, LLC (the “Registrant”);

2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment.

Date:  September 27, 2002

/s/ Stephen J. Byrne
Stephen J. Byrne*
Chief Executive Officer
of Vestin Mortgage, Inc., Manager of the Registrant

*  Stephen J. Byrne functions as the equivalent of the chief executive officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

I, Lance K. Bradford, certify that:

1. I have reviewed this amendment No. 1 (this “Amendment”) to the transition report on Form 10-K of Vestin Fund II, LLC (the “Registrant”);

2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment.

Date:  September 27, 2002

/s/ Lance K. Bradford
Lance K. Bradford*
Chief Financial Officer
of Vestin Mortgage, Inc., Manager of the Registrant

*  Lance K. Bradford functions as the equivalent of the chief financial officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Stephen J. Byrne, as Chief Executive Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund II, LLC (the “Registrant”), and Lance K. Bradford, as Chief Financial Officer of Vestin Mortgage, Inc., hereby certify, pursuant to 18 U.S.C. §1350, that

(1)	the Registrant’s Amendment No. 1 to its Transition Report on Form 10-K for the transition period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Amendment”), fully complies with the applicable requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Amendment fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: September 27, 2002	/s/ Stephen J. Byrne

Stephen J. Byrne* Chief Executive Officer of Vestin Mortgage, Inc., Manager of the Registrant

Dated: September 27, 2002	/s/ Lance K. Bradford

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

I, Stephen J. Byrne, certify that:

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

20

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

26

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
28