Form 10-Q
period 2002-09-30
VESTIN FUND II LLC
filed 2002-11-14
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                TRANSITION PERIOD FROM __________ TO ___________

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

           On June 24, 2002, Registrant changed its fiscal year from
                            December 31 to June 30.
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2002, the Issuer had 29,475,793 of its Units outstanding.

                                TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Balance sheets as of September 30, 2002 (unaudited), and June 30, 2002......   3
Statements of income for the three months ended
  September 30, 2002 (unaudited) and 2001 (unaudited).......................   4
Statement of members' equity for the three months ended
  September 30, 2002 (unaudited)............................................   5
Statements of cash flows for the three months ended
  September 30, 2002 (unaudited) and 2001 (unaudited).......................   6
Notes to financial statements (unaudited)...................................   7

                               VESTIN FUND II, LLC

                                 BALANCE SHEETS

                                                                    (UNAUDITED)
                                                                 SEPTEMBER 30, 2002     JUNE 30, 2002
                                                                 ------------------     -------------
                                     ASSETS
Cash                                                                $  4,471,550         $  2,198,542
Certificates of deposit                                                8,025,000            6,425,000
Interest and other receivables                                         2,852,058            2,189,631
Investment in mortgage loans, net of allowance for loan
  losses of $750,000 and $500,000 at September 30, 2002,
  and June 30, 2002, respectively                                    266,983,765          222,058,326
Receivables under secured borrowing                                   25,362,630                   --
Deferred bond offering costs                                             411,666              255,637
                                                                    ------------         ------------

                                                                    $308,106,669         $233,127,136
                                                                    ============         ============
                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
    Due to Managing Member                                          $    984,730         $    650,765
    Secured borrowing                                                 25,362,630                   --
                                                                    ------------         ------------
        Total liabilities                                             26,347,360              650,765

Members' equity                                                      281,759,309          232,476,371
                                                                    ------------         ------------

        Total liabilities and members' equity                       $308,106,669         $233,127,136
                                                                    ============         ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
REVENUES
  Interest income from investment in
    mortgage loans                                    $ 8,683,396   $ 1,051,403
  Other income                                            169,973        43,596
                                                      -----------   -----------
      Total revenues                                    8,853,369     1,094,999
                                                      -----------   -----------
OPERATING EXPENSES
  Interest expense                                        572,978            --
  Management fees to Managing Member                      162,311            --
  Provision for loan losses                               250,000            --
  Other                                                    29,428            60
                                                      -----------   -----------
      Total operating expenses                          1,014,717            60
                                                      -----------   -----------
      NET INCOME                                      $ 7,838,652   $ 1,094,939
                                                      ===========   ===========

Net income allocated to members                       $ 7,838,652   $ 1,094,939
                                                      ===========   ===========
Net income allocated to members per
weighted average membership units                     $      0.29   $      0.31
                                                      ===========   ===========

Weighted average membership units                      27,196,217     3,535,728
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                          STATEMENTS OF MEMBERS' EQUITY

                                   (UNAUDITED)

                                                    UNITS           AMOUNT
                                                -------------    -------------
Members' equity at June 30, 2002                   23,239,836    $ 232,476,371

Issuance of units                                   4,740,901       47,409,008

Distributions                                              --       (7,289,651)

Reinvestments of distributions                        176,176        1,761,760

Members' withdrawals                                  (43,683)        (436,831)

Net income                                                 --        7,838,652
                                                -------------    -------------

Members' equity at September 30, 2002              28,113,230    $ 281,759,309
                                                =============    =============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      ----------------------------
                                                          2002            2001
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  7,838,652    $  1,094,939
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Increase in interest and other receivables          (662,427)       (511,118)
      Increase in allowance for loan losses                250,000              --
      Increase in other assets                            (156,029)             --
      Increase in due to Managing Member                   333,965          80,000
                                                      ------------    ------------
        Net cash provided by operating activities        7,604,161         663,821
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments in mortgage loans            (91,554,661)    (64,396,593)
  Purchase of investments in mortgage loans
    from Vestin Fund I, LLC                             (1,150,000)             --
  Proceeds from loan payoff                             30,010,217      21,806,582
  Purchase of investments in mortgage loans
    from related parties                               (17,030,995)             --
  Proceeds received from sale of investments in
    mortgage loans to related parties                   15,700,000              --
  Proceeds received from sale of investments
    in mortgage loans                                   18,850,000              --
  Investment in certificates of deposit                 (1,600,000)     (1,375,000)
                                                      ------------    ------------
        Net cash used in investing activities          (46,775,439)    (43,965,011)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of membership units            47,409,008      46,021,041
  Members' distributions, net of reinvestments          (5,527,891)       (546,794)
  Members' withdrawals                                    (436,831)             --
                                                      ------------    ------------
        Net cash provided by financing activities       41,444,286      45,474,247
                                                      ------------    ------------

        NET INCREASE IN CASH                             2,273,008       2,173,057

CASH, BEGINNING OF PERIOD                                2,198,542       1,857,602
                                                      ------------    ------------

CASH, END OF PERIOD                                   $  4,471,550    $  4,030,659
                                                      ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Non-cash financing and investing activities:
    Conversion of deferred offering costs to
      membership units                                $         --    $    677,580
                                                      ============    ============
      Reinvestment of members' distributions          $  1,761,760    $     99,053
                                                      ============    ============
      Distributions payable to Manager                $     33,302    $     21,942
                                                      ============    ============
      Loans funded through secured borrowing          $ 25,362,630    $         --
                                                      ============    ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (Unaudited)


NOTE A -- ORGANIZATION

Vestin Fund II, LLC, a Nevada limited liability company (the "Company"), is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 7, 2000 (date of formation) and will continue until December 31, 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company's Operating Agreement.

Prior to June 15, 2001, the Company was a development stage company. On June 13, 2001, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. As of September 30, 2002, the Company had sold 26,456,560 units of the 50,000,000 units offered. Additionally, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf. The Company will continue to offer its remaining unsold units to the public for a period of up to two years following the effective date of its Form S-11/A.

The manager of the Company is Vestin Mortgage, Inc. (the "Manager" or "Managing Member"), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and is traded on the Nasdaq National Market under the symbol "VSTN." The Operating Agreement provides that the Manager has control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the transition period ended June 30, 2002.

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. MANAGEMENT ESTIMATES

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

2. ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated and expected credit impairment. The Manager's estimate of expected losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss allowance. Subsequent recoveries of amounts previously charged off are added back to the allowance.

3. REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

4. INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost.

NOTE C -- INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

September 30, 2002

                                             NUMBER
                     LOAN                      OF                          AVERAGE        PORTFOLIO      LOAN
                     TYPE                     LOANS        BALANCE       INTEREST RATE    PERCENTAGE    TO VALUE*
                     ----                    ------     -------------    -------------    ----------    ---------
     Acquisition and development..........       18     $  73,246,077        13.06%          27.35%       59.17%
     Bridge...............................        4        12,812,972        13.50%           4.79%       63.33%
     Commercial...........................       17        80,368,641        12.24%          30.02%       59.66%
     Construction.........................       21        79,323,598        13.90%          29.63%       58.70%
     Land.................................        9        18,967,591        13.06%           7.08%       46.67%
     Residential..........................        5         3,014,886        14.00%           1.13%       65.80%
                                             ------     -------------       ------          ------       ------
                                                 74     $ 267,733,765        13.30%         100.00%       58.89%
                                             ======     =============       ======          ======       ======

June 30, 2002

                                             NUMBER
                     LOAN                      OF                          AVERAGE        PORTFOLIO      LOAN
                     TYPE                     LOANS        BALANCE       INTEREST RATE    PERCENTAGE    TO VALUE*
                     ----                    ------     -------------    -------------    ----------    ---------
     Acquisition and development..........        7     $  50,177,032       13.86%           22.54%       59.23%
     Bridge...............................        3         7,764,367       14.00%            3.49%       67.43%
     Commercial...........................       18        78,759,650       12.59%           35.39%       60.78%
     Construction.........................       19        59,008,277       14.27%           26.51%       58.36%
     Land.................................       12        22,180,376       12.71%            9.97%       44.31%
     Residential..........................        7         4,668,624       13.08%            2.10%       64.14%
                                             ------      ------------      ------          -------       ------
                                                 66      $222,558,326       13.42%          100.00%       59.04%
                                             ======      ============      ======          =======       ======

* Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as completed basis". These appraised values do not reflect immediate sales values which may be substantially different.

                                     SEPTEMBER 30, 2002   PORTFOLIO    JUNE 30, 2002   PORTFOLIO
                     TYPE                  BALANCE        PERCENTAGE      BALANCE      PERCENTAGE
                     ----                  -------        ----------      -------      ----------
     First mortgages.............       $267,699,260         99.9%      $222,513,820      99.98%
     Second mortgages............             34,505          0.1%            44,506       0.02%
                                        ------------       -------      ------------    -------
                                        $267,733,765        100.00%     $222,558,326     100.00%
                                        ============       =======      ============    =======

The following is a schedule of maturities of investments in mortgage loans as of September 30, 2002:


     2002.............................   $ 69,977,496
     2003.............................    191,490,333
     2004.............................      5,260,612
     2005.............................      1,005,324
     2006.............................             --
                                         ------------
                                         $267,733,765
                                         ============

The following is a schedule by geographic location of investments in mortgage loans as of:

                                     SEPTEMBER 30, 2002   PORTFOLIO    JUNE 30, 2002   PORTFOLIO
                     TYPE                  BALANCE        PERCENTAGE      BALANCE      PERCENTAGE
                     ----                  -------        ----------      -------      ----------
     Arizona.....................       $ 35,958,706        13.41%      $ 37,528,258      16.86%
     California..................         42,242,786        15.78%        43,242,770      19.43%
     Hawaii......................         11,077,275         4.14%        15,681,746       7.05%
     Idaho.......................          3,441,759         1.29%         2,855,202       1.28%
     New Mexico..................             42,495         0.02%            42,495       0.02%
     Nevada......................         85,104,775        31.79%        64,641,428      29.04%
     Missouri....................          5,930,650         2.22%         5,430,000       2.44%
     Texas.......................         83,935,319        31.35%        53,136,427      23.88%
                                        ------------      -------       ------------    -------
                                        $267,733,765       100.00%      $222,558,326     100.00%
                                        ============      =======       ============    =======

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 8% to 17%. Revenue by product will fluctuate based upon relative balances during the period.

At September 30, 2002, four of the Company's loans totaling $6,513,451 were non-performing (more than 90 days past due on interest payments) and past due on principal. The Company has commenced foreclosure proceedings on these loans. The Company's Manager evaluated all of these loans and concluded that the underlying collateral was sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

In addition to the above-mentioned loans, as of September 30, 2002, the Company's Manager had granted extensions on 12 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of September 30, 2002 was approximately $37.7 million. The Company's Manager concluded that no allowance was necessary with respect to these loans.

The Company's Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company's Manager believes that the allowance for loan losses totaling $750,000 included in the accompanying balance sheet as of September 30, 2002 is adequate to address estimated and expected credit losees which are considered inherent in the Company's investment in mortgage loans as of that date.

Decisions regarding an allowance for loan losses require judgment about the probability of future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

NOTE D -- RELATED PARTY TRANSACTIONS

As of September 30, 2002, amounts due to the Company's Manager totaling $984,730 is primarily comprised of amounts related to management fees and distributions payable on units owned by the Company's Manager. For the three months ended September 30, 2002, the Company recorded management fees to the Company's Manager of approximately $162,000 and none for the three months ended September 30, 2001. For the same period, the Company also recorded distributions owed to the Company's Manager of $33,302 based upon a total of 110,000 units owned by the Company's Manager.

During the three months ended September 30, 2002, the Company purchased $1,150,000 in investments in mortgage loans from Vestin Fund I, LLC and $17,030,995 from other related parties. For the same period, the Company also sold $18,850,000 to other related parties.

NOTE E -- SECURED BORROWINGS

Certain loans outstanding as of September 30, 2002 have been participated to a third party investor (the "Investor") under an intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 140").

As of September 30, 2002, the Company recorded $25.4 million in secured borrowings pursuant to the intercreditor agreement with the related amounts included in receivables under secured borrowings. For the three month period ended September 30, 2002, the Company recorded interest expense of $573 thousand related to the secured borrowings.

At September 30, 2002, principal and interest payments were current on all loans included in the participation pool. However, in October 2002, the Company entered into foreclosure proceedings on two loans in the participation pool. The Company has continued to remit to the investor the interest due on the participated amounts. The Company does not believe a reserve is necessary for these loans, based on their estimate of the value of the underlying collateral.

NOTE F -- SUBSEQUENT EVENT

In November, 2002, the Company foreclosed on a property in Mesquite, Nevada. The Company's carrying value in this property is $3,395,442. The Company has also commenced legal action against the loan guarantors. The Company does not expect to incur any losses related to this property.

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

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager" or "Managing Member"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq National Market under the ticker symbol "VSTN." Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC which is a similar fund to Vestin Fund II, LLC.

The following is a financial review and analysis of the Company's financial condition and results of operations for the three month period ended September 30, 2002. Prior to June 15, 2001, the Company was a development stage company with no operational activities. This discussion should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company's report on Form 10-K for the transition period ended June 30, 2002.

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

OVERVIEW

On June 13, 2001, the Company's Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. The Company commenced raising funds through the sale of its units in June 2001; this offering will continue until the earlier of such time that the Company has raised $500 million or June 2003. The Company only had a limited amount of funds available for the three month period ended September 30, 2001. Accordingly, it is not meaningful to compare results of operations for the three months ended September 30, 2002 with the comparable period in 2001. As of September 30, 2002, the Company had sold approximately 26,456,560 units of the total 50,000,000 units offered. Additionally, the Company issued approximately 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf.

SUMMARY OF FINANCIAL RESULTS

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                         2002          2001
                                                     -----------   ------------

Total revenues....................................   $ 8,853,369   $  1,094,999
Total expenses....................................     1,014,717             60
                                                     -----------   ------------
Net income........................................   $ 7,838,652   $  1,094,939
                                                     ===========   ============
Earnings per unit:
Net income allocated to members per weighted
  average membership units........................   $      0.29   $       0.31
                                                     ===========   ============
Annualized net interest yield to members (a)......          11.5%          12.4%
                                                     ===========   ============
Weighted average membership units.................    27,196,217     3,535,728
                                                     ===========   ============

----------
(a) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of September 30, 2002 and 2001 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the three months ended September 30, 2002 and 2001 was derived primarily from interest income on mortgage loans approximating $8.7 million and $1.1 million, respectively.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of foreclosures and related loan losses which we experience. During the three month period ended September 30, 2002, we had substantially more funds to invest as compared to the prior year's period. Such funds were derived from the continuing sale of our Units. We expect to continue to raise funds through the sale of our Units and accordingly the size of our investment portfolio should continue to increase. We do not currently have in place any other source of funding although we are considering possible arrangements such as securitizations and other structured finance programs to increase the funds we will have available for investment in mortgage loans.

Although the US economy has suffered from a mild recession over the past year and a half, we have not experienced a material slowdown in commercial real estate lending in the markets we service. As a result, we have generally been able to keep our funds invested in mortgage loans and we have not encountered any material reduction in demand for our loan products. However, if the recession deepens or is prolonged, we would face a number of potential risks. A prolonged recession may dampen real estate development activity, thereby diminishing the market for our loans. In addition, the continuing decline in interest rates, which is largely attributable to the weak economy, may be expected to diminish the interest rates we can charge on our loans. Moreover, a prolonged recession or poor credit decisions by our Manager may increase the default rate on our loans. During the three month period ended September 30, 2002, we recorded an allowance for loan losses of $250,000; our total reserve for loans losses as of September 30, 2002 is $750,000. The establishment of such reserves, and the general decline in interest rates, contributed to the decline in our annualized net interest yield to members from 12.4% at September 30, 2001 to 11.5% at September 30, 2002.

Our expenses are generally limited to the management fee which we pay to our Manager. That fee is fixed at 0.25% of our aggregate capital contributions.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of September 30, 2002, the Company invested in mortgage loans secured by real estate approximating $267,733,765. Such loans consisted of seventy-four (74) loans of which sixty-seven (67) loans with an aggregate principal value of $267,699,260 are secured through first deeds of trust and seven (7) loans with an aggregate value of $34,505 are secured through a second deeds of trust.

As of September 30, 2002, the weighted average interest yield on the Company's investment in mortgage loans is 13.3%. These mortgage loans mature over the next 36 months.

Losses may be expected to occur when investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. The Manager, in connection with the quarterly closing of the Company's accounting records and the preparation of its financial statements, evaluates the Company's mortgage loan portfolio to determine if any outstanding loans are uncollectible or impaired and, in such event, whether a loss is probable. The fact that a loan is past due does not necessarily mean that the loan is uncollectible or impaired. Rather, all relevant circumstances are considered by the Manager to determine the probability of loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

*    prevailing economic conditions;

*    historical experience;

*    the nature and volume of the loan portfolio;

* the borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;

*    evaluation of industry trends;

*    review and evaluation of loans identified as having loss potential; and

*    estimated net realizable value of any underlying collateral.

Based upon this evaluation the Company's Manager believes that the allowance for loan losses totaling $750,000 included in the accompanying balance sheet as of September 30, 2002 is adequate to address estimated and expected credit impairment.

Decisions regarding an allowance for loan losses require judgment about the probability of future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Interest income on loans is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as completed basis". These appraised values do not reflect immediate sales values which may be substantially different.

ALLOWANCE FOR LOAN LOSSES

When deemed necessary, the Company will provide an allowance for possible credit losses on mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the allowance. Subsequent recoveries of amounts previously charged-off are added back to the allowance.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the Manager was entitled to receive during the three months ended September 30, 2002 was approximately $162,000.

During the three months ended September 30, 2002, cash flows provided by operating activities approximated $7.6 million. Investing activities consisted of net investments in mortgage loans of $45.2 million (net of loan sales and payoffs on investments in mortgage loans), and investment in certificates of deposit of $1.6 million. Financing activities consisted of capital raised through the sale of units in the amount of $47.4 million, members' withdrawals in the amount of $0.4 million and distributions of $5.5 million (net of reinvestments).

As the offering of our units is continuing, we currently rely upon the sale of units, loan repayments and dividend reinvestments to provide the cash necessary to carry on our business. Our ability to attract investors to purchase our units depends upon a number of factors, some of which are beyond our control. The key factors in this regard include general economic conditions, the conditions of the commercial real estate markets, the availability and attractiveness of alternative investment opportunities, our operating performance and the track record and reputation of our Manager. We believe our ability to attract investors has been enhanced by the high historical yields generated by our mortgage investments and by comparable yields earned by Vestin Fund I which is also managed by our Manager. These yields may continue to be viewed as attractive to the extent that equity markets are viewed as risky or volatile and to the extent that most fixed income investments provide a lower yield. Notwithstanding our high historical yields, our ability to raise additional funds may be impaired by our limited operating history and by the fact that the mortgage loans in which we invest are not federally insured as are certain bank deposits, and are generally illiquid as compared to government or corporate bonds. Thus, our ability to generate high yields is critical to offsetting these disadvantages. Our ability to raise additional funds would likely suffer if the performance of our loan portfolio declines or if alternative investment vehicles offering comparable yields and greater safety and/or liquidity become available.

As of September 30, 2002, members holding approximately 34% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will be depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of withdrawals by our members would reduce the capital we have available for investment. Such withdrawals are limited by the terms of our Operating Agreement to not more than 10% per year and are subject to other conditions. To date, our capital resources have not been materially impaired by loan defaults or withdrawals by Members and we believe our current capital resources are sufficient to continue to grow our investment portfolio.

At September 30, 2002, the Company had $4.5 million in cash, $8.0 million in certificates of deposit, and $308 million in total assets. On the same date, the Company had a liability due to the Managing Member of approximately $1.0 million. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

As of September 30, 2002, the Company recorded liabilities totaling $25.4 million as secured borrowings related to an intercreditor agreement. Certain loans outstanding as of September 30, 2002 have been participated to third party investor (the "Investor") under the intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 140").

The Company maintains working capital reserves of approximately 3% of aggregate members' capital accounts in cash and cash equivalents, and certificates of deposit. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company's operating results may be affected by:

RISKS OF INVESTING IN MORTGAGE LOANS

     * The Company's underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

     * The Company approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company's Manager performs will not reveal all material facts pertaining to the borrower and the security.

     * Appraisals may be performed on an "as completed" basis. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio.

     * The Company's results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

     * If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company's revenues and the distributions to members.

     * If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company's reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

RISK OF DEFAULTS

The Company's performance will be directly impacted by any defaults on the loans in its portfolio. As noted above, the Company may experience a higher rate of defaults than conventional mortgage lenders. The Company seeks to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect the Company against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that the Company will earn less (if any) income from such loans, thereby reducing the Company's earnings.

COMPETITION FOR BORROWERS

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company does.
Competition in the Company's market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

EFFECT OF FLUCTUATIONS IN THE ECONOMY

The Company's sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the Company concentrates its loans, could result in a decline in the demand for real estate development loans. In order to stay fully invested during a period of declining demand for real estate loans, the Company may be required to make loans on terms less favorable to the Company or to make loans involving greater risk to the Company. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company's lending rates are not directly tied to the Federal Reserve Board's discount rate, a sustained and widespread decline in interest rates will impact the interest the Company is able to earn on its loans. Since the Company's loans generally do not have prepayment penalties, declining interest rates may also cause the Company's borrowers to prepay their loans and the Company may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of the Company's borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Company may experience.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not have any assets or liabilities denominated in foreign currencies nor does it own any options, futures or other derivative instruments. The Company does not have any debt.

Most of the Company's assets consist of investments in mortgage loans. At September 30, 2002, the Company's aggregate investment in mortgage loans was approximately $267,733,765 with a weighted average yield of 13.3%. These mortgage loans mature over the next 36 months. All of the outstanding mortgage loans at September 30, 2002 are fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale but substantial sales have occurred. None of the mortgage loans have prepayment penalties.

For the months ended September 30, 2002, the Company re-invested an additional $1.6 million in certificates of deposit and other short-term deposit accounts for a total of $8.0 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Vestin Mortgage, Inc., the Company's Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      2.1      Articles of Organization*

     10.1      Operating Agreement**

     99.1      Certification Pursuant to U.S.C. 18 Section 1350

----------

* Previously filed as an exhibit to the Registration Statement on Form S-11 (File No. 333-32800) on March 17, 2000.

** Previously filed as an exhibit to the Amendment No. 4 to the Registration Statement on Form S-11/A (File No. 333-32800) on August 7, 2000.

(b)  Reports on Form 8-K

Current Reports on Form 8-K filed with the Commission on April 25, 2002 and April 29, 2002, which report the following items:

     (i)  Item 4 -- Changes in Registrant's Certifying Accountant; and

     (ii) Item 7 -- Exhibits.

Current Report on Form 8-K filed with the Commission on June 24, 2002, which reports the following item:

          Item 8 -- Change in Fiscal Year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VESTIN FUND II, LLC

                                By: Vestin Mortgage, Inc.,
                                    its sole manager

                                    BY: /s/ LANCE K. BRADFORD
                                        ----------------------------------------
                                        LANCE K. BRADFORD
                                        DIRECTOR, SECRETARY AND TREASURER
                                        (CHIEF ACCOUNTING OFFICER OF THE MANAGER
                                        AND DULY AUTHORIZED OFFICER)

Dated: November 14, 2002

                                 CERTIFICATIONS

I, Steven J. Byrne, as the Chief Executive Officer of Vestin Mortgage, Inc., the sole manager of Fund II, LLC, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vestin Fund II, LLC

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Steven J. Byrne
---------------------------
Steven J. Byrne
Chief Executive Officer
Vestin Mortgage, Inc,
Sole Manager of Vestin Fund II, LLC

* Steven J. Byrne functions as the equivalent of the Chief Executive Officer of the Registrant.

I, Lance K. Bradford, as the Chief Financial Officer of Vestin Mortgage, Inc., the sole manager of Vestin Fund II, LLC, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vestin Fund II, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Lance K. Bradford
---------------------------
Lance K. Bradford
Chief Financial Officer
Vestin Mortgage, Inc,
Sole Manager of Vestin Fund II, LLC

* Lance K. Bradford functions as the equivalent of the Chief Financial Officer of the Registrant.