Form 10-Q
period 2002-12-31
VESTIN FUND II LLC
filed 2003-02-14
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             TRANSITION PERIOD FROM ______________ TO ______________

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

Yes [X] No [ ]

As of January 31, 2003, the Issuer had 32,439,433 of its Units outstanding.

                                TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Balance sheets as of December 31, 2002 (unaudited),
  and June 30, 2002........................................................    3
Statements of income for the three and six months ended
  December 31, 2002 and 2001 (unaudited)...................................    4
Statement of members' equity for the six months ended
  December 31, 2002 (unaudited)............................................    5
Statements of cash flows for the six months ended
  December 31, 2002 and 2001 (unaudited)...................................    6
Notes to financial statements (unaudited)..................................    7

                               VESTIN FUND II, LLC

                                 BALANCE SHEETS

                                     ASSETS

                                                             (UNAUDITED)
                                                          DECEMBER 31, 2002   JUNE 30, 2002
                                                             ------------     ------------
Cash                                                         $  3,128,940     $  2,198,542
Certificates of deposit                                         8,825,000        6,425,000
Receivables under secured borrowing                            28,563,946               --
Interest and other receivables                                  3,911,835        2,189,631
Real estate held for sale                                       4,984,899               --
Investment in mortgage loans, net of allowance for loan
  losses of $1,000,000 and $750,000, respectively             296,954,711      222,058,326
Deferred bond offering costs                                      454,403          255,637
                                                             ------------     ------------

           Total assets                                      $346,823,734     $233,127,136
                                                             ============     ============

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
      Due to Managing Member                                 $  1,247,108     $    650,765
      Line of credit                                            2,000,000               --
      Secured borrowing                                        28,563,946               --
                                                             ------------     ------------
           Total liabilities                                   31,811,054          650,765
                                                             ------------     ------------

Members' equity - authorized 50,000,000 units
  31,407,518 and 23,239,836 units issued and outstanding
  at $10 per unit at December 31, 2002 and
  June 30, 2002, respectively                                 315,012,680      232,476,371
                                                             ------------     ------------
           Total members' equity                              315,012,680      232,476,371
                                                             ------------     ------------

           Total liabilities and members' equity             $346,823,734     $233,127,136
                                                             ============     ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                   DECEMBER 31,                    DECEMBER 31,
                                            ---------------------------     ---------------------------
                                               2002            2001            2002            2001
                                            -----------     -----------     -----------     -----------
REVENUES
     Interest income from investment in
      mortgage loans                        $ 9,767,687     $ 2,691,245     $18,451,083     $ 3,786,244
     Other income                               356,226              --         526,199              --
                                            -----------     -----------     -----------     -----------
           Total revenues                    10,123,913       2,691,245      18,977,282       3,786,244
                                            -----------     -----------     -----------     -----------

OPERATING EXPENSES
     Interest expense                           784,863              --       1,357,841              --
     Management fees to Managing Member         187,330          86,832         349,641          86,832
     Provision for loan losses                  250,000              --         500,000              --
     Other                                       39,345              47          68,773             107
                                            -----------     -----------     -----------     -----------
           Total operating expenses           1,261,538          86,879       2,276,255          86,939
                                            -----------     -----------     -----------     -----------

           NET INCOME                       $ 8,862,375     $ 2,604,366     $16,701,027     $ 3,699,305
                                            ===========     ===========     ===========     ===========

Net income allocated to members             $ 8,862,375     $ 2,604,366     $16,701,027     $ 3,699,305
                                            ===========     ===========     ===========     ===========

Net income allocated to members per
 weighted average membership units          $      0.30     $      0.31     $      0.61     $      0.63
                                            ===========     ===========     ===========     ===========

Weighted average membership units            29,868,724       8,389,498      27,552,608       5,874,471
                                            ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                          STATEMENTS OF MEMBERS' EQUITY

                                   (UNAUDITED)

                                                 UNITS            AMOUNT
                                              ----------       -------------
Members' equity at June 30, 2002              23,239,836       $ 232,476,371

Issuance of units                              8,062,737          80,627,371

Distributions                                         --         (15,841,556)

Reinvestments of distributions                   400,778           4,007,783

Members' withdrawals                            (295,832)         (2,958,316)

Net income                                            --          16,701,027
                                              ----------       -------------

Members' equity at December 31, 2002          31,407,518       $ 315,012,680
                                              ==========       =============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                      2002               2001
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $  16,701,027      $   3,699,305
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Change in operating assets and liabilities:
            Due to Managing Member                                     596,343                 --
            Interest and other receivables                          (1,722,204)        (1,058,284)
            Deferred bond offering costs                              (198,766)                --
            Allowance for loan losses                                  500,000                 --
                                                                 -------------      -------------
            Net cash provided by operating activities               15,876,400          2,641,021
                                                                 -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments in mortgage loans                    (186,218,994)      (124,905,771)
     Purchase of investments in mortgage loans from:
        Vestin Fund I, LLC                                         (13,670,000)       (21,289,763)
        the Manager                                                 (6,549,976)                --
        Other related party                                        (14,023,151)                --
        Private investor                                            (1,228,870)                --
     Proceeds received from sale of mortgage loans to:
        Vestin Fund I, LLC                                          13,575,000         10,000,000
        the Manager                                                    500,856          4,026,598
        Other related party                                         20,200,000          1,000,000
     Proceeds from the sale of mortgage loans                       38,419,874                 --
     Proceeds from loan payoff                                      68,613,977         22,405,938
     Investment in certificates of deposit                          (2,400,000)        (2,150,650)
                                                                 -------------      -------------
            Net cash used in investing activities                  (82,781,284)      (110,913,648)
                                                                 -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of membership units                     80,627,371        116,306,450
     Members' withdrawals                                           (2,958,316)           (10,091)
     Members' distributions, net of reinvestments                  (11,833,773)        (2,349,383)
     Advance on revolving line of credit                             2,000,000                 --
     Advance from Manager                                                   --             80,000
                                                                 -------------      -------------
            Net cash provided by financing activities               65,835,282        114,026,976
                                                                 -------------      -------------

            NET INCREASE IN CASH                                    (1,069,602)         5,754,349

CASH, BEGINNING                                                      2,198,542          1,857,602
                                                                 -------------      -------------

CASH, ENDING                                                     $   1,128,940      $   7,611,951
                                                                 =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Non-cash investing and financing activities:
    Conversion of deferred offering costs to
      membership units                                           $          --      $     242,699
                                                                 =============      =============
      Reinvestment of members' distributions                     $   4,007,783      $     470,920
                                                                 =============      =============
      Real estate held for sale acquired through foreclosure     $   4,984,899      $          --
                                                                 =============      =============
      Deferred debt offering costs paid by Manager               $     198,766      $     142,448
                                                                 =============      =============
        Distributions payable to Manager                         $      32,358      $      46,630
                                                                 =============      =============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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

Prior to June 15, 2001, the Company was a development stage company. On June 13, 2001, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. As of December 31, 2002, the Company had sold 31,407,518 units of the 50,000,000 units offered. Additionally, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf. The Company will continue to offer its remaining unsold units to the public for a period of up to two years following the effective date of its Form S-11/A.

The manager of the Company is Vestin Mortgage, Inc. (the "Manager" or "Managing Member"), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and is traded on the Nasdaq National Market under the symbol "VSTN." Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services and has managed over $1 billion in real estate loans. The Operating Agreement provides that the Manager has control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC ("Fund I") an entity in the same business as the Company.

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

4. INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially less.

5. SECURED BORROWING

Certain loans that have been participated to third party investors ("Investor") through an intercreditor agreement ("Agreement") are accounted for as secured borrowing in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS NO. 140"). Under the Agreement, investors may participate in certain loans with Vestin Mortgage, Fund II, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participation from the Investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

NOTE C -- INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

December 31, 2002

                                   NUMBER
                  LOAN               OF                           AVERAGE        PORTFOLIO      LOAN
                  TYPE             LOANS        BALANCE        INTEREST RATE    PERCENTAGE    TO VALUE*
                  ----             -----        -------        -------------    ----------    ---------
     Acquisition and development       7      $ 35,543,405         13.25%         12.01%        49.86%
     Bridge ....................       5        17,352,444         13.50%          5.86%        62.55%
     Commercial ................      31       131,768,707         11.84%         43.85%        55.97%
     Construction ..............      19        97,467,666         13.82%         32.93%        53.55%
     Land ......................       9        13,902,489         12.78%          4.70%        39.97%
     Residential ...............       1         1,920,000         14.00%          0.65%        54.02%
                                   -----      ------------         -----         ------         -----
                                      72      $297,954,711         13.11%        100.00%        53.91%
                                   =====      ============         =====         ======         =====

June 30, 2002

                                   NUMBER
                  LOAN               OF                           AVERAGE        PORTFOLIO      LOAN
                  TYPE             LOANS        BALANCE        INTEREST RATE    PERCENTAGE    TO VALUE*
                  ----             -----        -------        -------------    ----------    ---------
     Acquisition and development       7      $ 50,177,032          13.86%        22.54%        59.23%
     Bridge ....................       3         7,764,367          14.00%         3.49%        67.43%
     Commercial ................      18        78,759,650          12.59%        35.39%        60.78%
     Construction ..............      19        59,008,277          14.27%        26.51%        58.36%
     Land ......................      12        22,180,376          12.71%         9.97%        44.31%
     Residential ...............       7         4,668,624          13.08%         2.10%        64.14%
                                   -----      ------------          -----        ------         -----
                                      66      $222,558,326          13.42%       100.00%        59.04%
                                   =====      ============          =====        ======         =====

* Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not necessarily reflect the value which would be received in an immediate sale of the property, which may be substantially different from the appraised value.

                                 DECEMBER 31, 2002   PORTFOLIO   SEPTEMBER 30, 2002    PORTFOLIO
         LOAN TYPE                   BALANCE        PERCENTAGE        BALANCE         PERCENTAGE
         ---------                   -------        ----------        -------         ----------
     First mortgages ..........    $297,920,206        99.99%      $222,513,820        99.98%
     Second mortgages** .......          34,505         0.01%            44,506         0.02%
                                   ------------       ------       ------------       ------
                                   $297,954,711       100.00%      $222,558,326       100.00%
                                   ============       ======       ============       ======

** All of the Company's second mortgages are junior to a first trust deed position held by either the Company or the Company's Manager.

The following is a schedule of maturities of investments in mortgage loans as of December 31, 2002:

               2003.............................  $ 290,688,697
               2004.............................      5,611,591
               2005.............................      1,654,423
                                                  -------------
                                                  $ 297,954,711
                                                  =============

The following is a schedule by geographic location of investments in mortgage loans as of:

DECEMBER 31, 2002
                                        PORTFOLIO    JUNE 30, 2002    PORTFOLIO
                           BALANCE      PERCENTAGE      BALANCE       PERCENTAGE
                           -------      ----------      -------       ----------

     Arizona .........  $ 37,128,856      12.47%     $ 37,528,258        16.86%
     California ......    53,736,082      18.03%       43,242,770        19.43%
     Florida .........     6,900,000       2.32%               --           --
     Hawaii ..........    11,166,213       3.75%       15,681,746         7.05%
     Idaho ...........            --         --         2,855,202         1.28%
     New Mexico ......        42,495       0.01%           42,495         0.02%
     Nevada ..........    94,434,752      31.69%       64,641,428        29.04%
     Oregon ..........     3,974,615       1.33%               --           --
     Missouri ........     5,930,650       1.99%        5,430,000         2.44%
     Texas ...........    84,641,048      28.41%       53,136,427        23.88%
                        ------------     ------      ------------       ------
                        $297,954,711     100.00%     $222,558,326       100.00%
                        ============     ======      ============       ======

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 8% to 17%. Revenue by product will fluctuate based upon relative balances during the period.

At December 31, 2002, seven of the Company's loans totaling $25,697,560 were non-performing (more than 90 days past due on interest payments) and/or past due on principal. The Company has commenced foreclosure proceedings on these loans. During January 2003, the Company completed foreclosure on two of the seven loans totaling $12,571,782. These loans are included in the participation pool related to secured borrowing. Pursuant to the terms of an intercreditor agreement, the Company has continued to remit to the investor the interest due on the participated amounts. The Company's Manager evaluated all of these loans and concluded that the underlying collateral was sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

In addition to the above-mentioned loans, as of December 31, 2002, the Company's Manager had granted extensions on 10 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of December 31, 2002 was approximately $28.2 million. The Company's Manager concluded that no allowance was necessary with respect to these loans.

The Company's Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company's Manager believes that the allowance for loan losses totaling $1,000,000 included in the accompanying balance sheet as of December 31, 2002 is adequate to address estimated and expected credit losses which are considered inherent in the Company's investment in mortgage loans as of that date.

Decisions regarding an allowance for loan losses require management's judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

NOTE D -- RELATED PARTY TRANSACTIONS

As of  December  31,  2002,  amounts  due  to  the  Company's  Manager  totaling
$1,247,108 is primarily comprised of amounts related to management fees, deferred bond offering costs, and distributions payable on units owned by the Company's Manager. For the three and six months ended December 31, 2002, the Company recorded management fees to the Company's Manager of approximately $187,000 and $350,000, respectively, compared to $87,000 and $87,000 for the same periods in 2001. Additionally, for the three and six months ended December 31, 2002, the Company recorded distributions owed to the Company's Manager of $32,358 and $65,660 based upon the total of 110,000 units owned by the Company's Manager.

During the six months ended December 31, 2002, the Company purchased $13,670,000 in investments in mortgage loans from Fund I, $6,549,976 from the Manager, and $14,023,151 from other related parties. For the same period, the Company also sold $13,575,000 in investments in mortgage loans to Vestin Fund I, LLC, $500,856 to the Manager, and $20,200,000 to other related parties.

NOTE E -- REAL ESTATE HELD FOR SALE

During the three months ended December 31, 2002, the Company foreclosed on three loans totaling $6,699,825 and took title to the properties, which consisted of land and a partially completed golf course in Mesquite, Nevada. Upon foreclosure, the Company assigned the rights to any future judgment related to a personal guarantee associated with the golf course loan to the Manager in exchange for investments in mortgage loans, which are in default as of December 31, 2002, with a carrying amount of $1.7 million. The Company determined that the carrying amount of the investments in mortgage loans received approximated their fair value and, therefore, no gain or loss was recorded from this transaction. The remaining assets were transferred to real estate held for sale upon foreclosure at the estimated fair value of the land and golf course, aggregating $4,984,899. Based on management's estimate of fair value of these assets, no charge to the allowance for loan losses was required at the time the assets were transferred.

NOTE F -- SECURED BORROWING

As of December 31, 2002, the Company had $28.6 million in secured borrowings pursuant to an intercreditor agreement with the related amounts included in receivables under secured borrowings. For the three and six month periods ended December 31, 2002, the Company recorded interest expense of $0.7 and $1.4 million, respectively, related to the secured borrowings.

NOTE G -- REVOLVING LINE OF CREDIT

The Company has a revolving line of credit with a financial institution, which provides for borrowing up to $2,000,000 on which, as of December 31, 2002, the balance was $2,000,000. The line of credit is secured by the Company's certificates of deposit with First Hawaiian Bank, is payable in monthly installments of interest only at 1.50% over the weighted average interest rate paid on the First Hawaiian Bank certificates of deposit (1.6% at December 31, 2002), maturing on September 28, 2003. The interest rate will be reset upon the occurrence of either a new drawing on the revolving line of credit or at the maturity of the certificate of deposit. The agreement contains covenants which the Company was in compliance with as of December 31, 2002.

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

The following is a financial review and analysis of the Company's financial condition and results of operations for the three and six months ended December 31, 2002. Prior to June 15, 2001, the Company was a development stage company with no operational activities. This discussion should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company's report on Form 10-K for the transition period ended June 30, 2002.

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

OVERVIEW

On June 13, 2001, the Company's Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. The Company commenced raising funds through the sale of its units in June 2001; this offering will continue until the earlier of such time that the Company has raised $500 million or June 2003. As of December 31, 2002, the Company had sold approximately 31.4 million units of the total 50 million units offered. Members may also participate in the Company's Distribution Reinvestment plan whereby the member's distribution may be used to purchase additional units at $10.00 per unit. As of December 31, 2002, and additional 695,871 units have been purchased under this plan. Additionally, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf.

SUMMARY OF FINANCIAL RESULTS

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                       --------------------------    --------------------------
                                                           2002           2001           2002           2001
                                                       -----------    -----------    -----------    -----------
Total revenues .....................................   $10,123,913    $ 2,691,245    $18,977,282    $ 3,786,244
Total expenses .....................................     1,261,538         86,879      2,276,255         86,939
                                                       -----------    -----------    -----------    -----------
Net income .........................................   $ 8,862,375    $ 2,604,366    $16,701,027    $ 3,699,305
                                                       ===========    ===========    ===========    ===========
Earnings per unit:
Net income allocated to members per weighted average
  membership units .................................   $      0.30    $      0.31    $      0.61    $      0.63
                                                       ===========    ===========    ===========    ===========
Annualized net interest yield to members (a) .......          11.9%          12.4%          12.2%          12.6%
                                                       ===========    ===========    ===========    ===========
Weighted average membership units ..................    29,868,724      8,389,498     27,552,608      5,874,471
                                                       ===========    ===========    ===========    ===========

(a) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of December 31, 2002 and 2001 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2001

Total Revenues. For the three and six months ended December 31, 2002, revenues totaled $10.1 million and $19.0 million, respectively, compared to $2.7 million and $3.8 million for the same periods in 2001, increases of $7.4 million and $15.2 million or 276% and 387%. The increase in revenue was primarily due to an increase in our average daily investments in mortgage loans of approximately 276% and 412%, respectively. Overall, our average interest yields on our investments in mortgage loans during 2002 have not changed significantly compared to 2001.

Total Expenses. For the three and six months ended December 31, 2002, expenses totaled $1,261,538 and $2,276,255 respectively, compared to $86,879 and $86,939 for the same periods in 2001, increases of $1,174,659 and $2,189,316, respectively. The increase in total expenses is primarily related to an increase in managements fees approximating $100,500 and $263,000, respectively, provisions for loan losses totaling $250,000 and $500,000, respectively, and interest expense related to secured borrowings approximating $784,863 and $1,357,841, respectively. We are continually evaluating the quality of our investments in mortgage loan portfolio and based upon future evaluations, may require additional charges to our allowance for loan losses. Management fees will be an annual recurring expense based upon an amount up to 0.25% of aggregate outstanding capital annually.

Net Income. Overall, net income for the three and six months ended December 31, 2002 totaled $8.9 and $16.7 million, respectively, as compared to $2.6 and $3.7 million, respectively for the same periods in 2001.

Annualized Net Interest Yield To members. For the three and six months ended December 31, 2002, annualized net interest yield to members totaled 11.9% and 12.2%, respectively, as compared to 12.4% and 12.6%, respectively for the same periods in 2001. The decrease in annualized net interest yield to members was primarily the result of a provision for loan losses of $250,000 and $500,000, respectively.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of delinquencies, foreclosures and related loan losses which we experience. During the three and six months ended December 31, 2002, we had substantially more funds to invest as compared to the prior year's period. Such funds were derived from the continuing sale of our Units. We expect to continue to raise funds through the sale of our Units and accordingly the size of our investment portfolio should continue to increase. We do not currently have in place any other source of funding although we are considering possible arrangements such as securitizations and other structured finance programs to increase the funds we will have available for investment in mortgage loans.

Although the US economy has suffered from a mild recession over the recent past, we have not experienced a material slowdown in commercial real estate lending in the markets we service. As a result, we have generally been able to keep our funds invested in mortgage loans and we have not encountered any material reduction in demand for our loan products. However, if the recession deepens or is prolonged, we would face a number of potential risks. A prolonged recession may dampen real estate development activity, thereby diminishing the market for our loans. In addition, the continuing decline in interest rates, which is largely attributable to the weak economy, may be expected to diminish the interest rates we can charge on our loans. Moreover, a prolonged recession or poor credit decisions by our Manager may increase the default rate on our loans. During the three and six month periods ended December 31, 2002, we recorded a provision for loan losses of $250,000 and $500,000, respectively. Our total reserve for loans losses as of December 31, 2002 is $1,000,000. Establishment of the allowance and the general decline in interest rates contributed to the decline in our annualized net interest yield to members from 12.6% at December 31, 2001 to 12.2% at December 31, 2002.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of December 31, 2002, the Company invested in mortgage loans secured by real estate totaling $297,954,711, including 72 loans with an aggregate principal value of $297,170,206 secured by first deeds of trust. Seven of these loans are also secured by second deeds of trust totaling $34,505. All of the Company's second mortgages are junior to a first trust deed position held by either the Company or the Company's Manager.

As of December 31, 2002, the weighted average contractual interest yield on the Company's investment in mortgage loans is 13.1%. These mortgage loans mature over the next 27 months.

Losses may be expected to occur when investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates the Company's mortgage loan portfolio for impairment. The fact that a loan is past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

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

Based upon this evaluation the Company's Manager believes that the allowance for loan losses totaling $1,000,000 included in the accompanying balance sheet as of December 31, 2002 is adequate to address estimated credit losses.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Interest income on loans is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is more than 90 days past due.

REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially different.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company's investment in mortgage loans portfolio. The Manager's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

SECURED BORROWING

Loans that have been participated to third party investors through an intercreditor agreement ("Agreement") are accounted for as secured borrowing in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS NO. 140"). Under the Agreement, investors may participate in certain loans with Vestin Mortgage, Fund II, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the Manager was entitled to receive during the three and six months ended December 31, 2002 was approximately $187,000 and $350,000, respectively.

During the six months ended December 31, 2002, cash flows provided by operating activities approximated $15.9 million. Investing activities consisted of net investments in mortgage loans of $80.8 million (net of loan sales and payoffs on investments in mortgage loans), and investment in certificates of deposit of $2.4 million. Financing activities consisted of capital raised through the sale of units in the amount of $80.6 million, members' withdrawals in the amount of $3.0 million and distributions of $11.8 million (net of reinvestments).

As the offering of our units is continuing, we currently rely upon the sale of units, loan repayments and dividend reinvestments to provide the cash necessary to carry on our business. Our ability to attract investors to purchase our units depends upon a number of factors, some of which are beyond our control. The key factors in this regard include general economic conditions, the conditions of the commercial real estate markets, the availability and attractiveness of alternative investment opportunities, our operating performance and the track record and reputation of our Manager. We believe our ability to attract investors has been enhanced by the high historical yields generated by our mortgage investments and by comparable yields earned by Vestin Fund I which is also managed by our Manager. These yields may continue to be viewed as attractive to the extent that equity markets are viewed as risky or volatile and to the extent that most fixed income investments provide a lower yield. Notwithstanding our high historical yields, our ability to raise additional funds may be impaired by our limited operating history and by the fact that the mortgage loans in which we invest are not federally insured, as are certain bank deposits, and are generally illiquid as compared to government or corporate bonds. Thus, our ability to generate high yields is critical to offsetting these disadvantages. Our ability to raise additional funds would likely suffer if the performance of our loan portfolio declines or if alternative investment vehicles offering comparable yields and greater safety and/or liquidity become available.

As of December 31, 2002,  members holding  approximately  42% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

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

At December 31, 2002, the Company had $3.1 million in cash, $8.8 million in certificates of deposit, and $345 million in total assets. On the same date, the Company had a liability due to the Managing Member of approximately $1.2 million as well as a balance on its revolving line of credit of $2,000,000. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

As of December 31, 2002, the Company had liabilities totaling $28.5 million as secured borrowings related to an intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("FAS 140").

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

     * Appraisals may be performed on an "as-if completed" basis. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio.

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

Most of the Company's assets consist of investments in mortgage loans. At December 31, 2002, the Company's aggregate investment in mortgage loans was $297,954,711 with a weighted average contractual yield of 13.1%. These mortgage loans mature over the next 27 months. All of the outstanding mortgage loans at December 31, 2002 are fixed rate loans. All of the mortgage loans are held for investment purposes. None of the mortgage loans have prepayment penalties.

For the six months ended December 31, 2002, the Company invested an additional $2.4 million in certificates of deposit and other short-term deposit accounts for a total of $8.8 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND II, LLC

By: Vestin Mortgage, Inc., its sole manager

                                      BY: /s/ LANCE K. BRADFORD
                                          --------------------------------------
                                          LANCE K. BRADFORD
                                          DIRECTOR, SECRETARY AND TREASURER
                                          (CHIEF ACCOUNTING OFFICER OF THE
                                          MANAGER AND DULY AUTHORIZED OFFICER)

Dated: February 13, 2003

                                 CERTIFICATIONS

I, Steven J. Byrne, as the Chief Executive Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund II, LLC, certify that:

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

Date: February 13, 2003


/s/ Steven J Byrne
---------------------------
Steven J Byrne
Chief Executive Officer*
Vestin Mortgage, Inc., sole
Manager of Vestin Fund II, LLC

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


Date: February 13, 2003

/s/ Lance K Bradford
---------------------------
Lance K Bradford
Chief Financial Officer*
Vestin Mortgage, Inc., sole
Manager of Vestin Fund II, LLC

* Lance K. Bradford functions as the equivalent of the Chief Financial Officer of the registrant

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


Stephen J. Byrne, as Chief Executive Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund II, LLC (the "Registrant"), and Lance K. Bradford, as Chief Financial Officer of Vestin Mortgage, Inc., hereby certify, pursuant to 18 U.S.C.ss.1350, that

     (1) the Registrant's Report on Form 10-Q for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the applicable requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated February 13, 2003                   /s/ Stephen J. Byrne
                                          --------------------------------------
                                          Stephen J. Byrne*
                                          Chief Executive Officer
                                          of Vestin Mortgage, Inc., Manager of
                                          the Registrant

Dated: February 13, 2003                  /s/ Lance K. Bradford
                                          --------------------------------------
                                          Lance K. Bradford*
                                          Chief Financial Officer
                                          of Vestin Mortgage, Inc., Manager of
                                          the Registrant

* Stephen J. Byrne and Lance K. Bradford function, respectively, as the equivalent of the Chief Executive Officer and Chief Financial Officer of the Registrant for purposes of 18 U.S.C. Section 1350.