Form 10-Q
period 2003-03-31
VESTIN FUND II LLC
filed 2003-05-15
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes [X] No [ ]

As of April 30, 2003, the Issuer had 36,384,965 of its Units outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
        Balance sheets as of March 31, 2003 (unaudited),
          and June 30, 2002...............................................     3
        Statements of income for the three and nine months
          ended March 31, 2003 and 2002 (unaudited).......................     4
        Statement of members' equity for the nine months
          ended March 31, 2003 (unaudited)................................     5
        Statements of cash flows for the nine months
          ended March 31, 2003 and 2002 (unaudited).......................     6
        Notes to financial statements (unaudited).........................     7
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    11
PART II OTHER INFORMATION
Item 1. Legal Proceedings.................................................    18
Item 2. Changes in Securities and Use of Proceeds.........................    18
Item 3. Defaults Upon Senior Securities...................................    18
Item 4. Submission of Matters to a Vote of Security Holders...............    18
Item 5. Other Information.................................................    18
Item 6. Exhibits and Reports on form 8-K..................................    18
SIGNATURES................................................................    19

                               VESTIN FUND II, LLC

                                 BALANCE SHEETS

                                     ASSETS

                                                     (UNAUDITED)
                                                   MARCH 31, 2003  JUNE 30, 2002
                                                   --------------  -------------
Cash                                                $  2,041,462   $  2,198,542
Certificates of deposit                                9,825,000      6,425,000
Interest and other receivables                         3,630,637      2,189,631
Real estate held for sale                             17,398,688             --
Due from related parties                                  94,510             --
Investments in mortgage loans, net of
  allowance for loan losses of $1,250,000
  and $500,000, respectively                         321,376,074    222,058,326
Assets under secured borrowing                        38,005,621             --
Deferred bond offering costs                             569,426        255,637
                                                    ------------   ------------

       Total assets                                 $392,941,418   $233,127,136
                                                    ============   ============

                        LIABILITIES AND MEMBERS' EQUITY

Liabilities

  Accounts payable                                  $     41,398   $         --
  Due to Manager                                       1,723,301        650,765
  Revolving line of credit                             2,000,000             --
  Secured borrowing                                   38,005,621             --
                                                    ------------   ------------
       Total liabilities                              41,770,320        650,765
                                                    ------------   ------------
Members' equity - authorized 50,000,000 units
  35,077,506 and 23,239,836 units issued and
  outstanding at $10 per unit at March 31, 2003
  and June 30, 2002, respectively                    351,171,098    232,476,371
                                                    ------------   ------------
       Total members' equity                         351,171,098    232,476,371
                                                    ------------   ------------

       Total liabilities and members' equity        $392,941,418   $233,127,136
                                                    ============   ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                     MARCH 31,                  MARCH 31,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                            -----------   -----------   -----------   -----------
REVENUES
  Interest income from investment in
    mortgage loans                          $10,196,721   $ 4,667,631   $28,647,804   $ 8,453,875
  Other income                                  105,958        64,712       632,156        64,712
                                            -----------   -----------   -----------   -----------
       Total revenues                        10,302,679     4,732,343    29,279,960     8,518,587
                                            -----------   -----------   -----------   -----------
OPERATING EXPENSES
  Interest expense                            1,015,097            --     2,372,938            --
  Management fees to Manager                    209,411       103,263       559,052       190,095
  Provision for loan losses                     250,000            --       750,000            --
  Other                                         119,734           336       188,507           443
                                            -----------   -----------   -----------   -----------
       Total operating expenses               1,594,242       103,599     3,870,497       190,538
                                            -----------   -----------   -----------   -----------

       NET INCOME                           $ 8,708,437   $ 4,628,744   $25,409,463   $ 8,328,049
                                            ===========   ===========   ===========   ===========

Net income allocated to members             $ 8,708,437   $ 4,628,744   $25,409,463   $ 8,328,049
                                            ===========   ===========   ===========   ===========
Net income allocated to members per
  weighted average membership units         $      0.26   $      0.29   $      0.86   $      0.91
                                            ===========   ===========   ===========   ===========

Weighted average membership units            33,277,556    15,749,588    29,533,622     9,166,177
                                            ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                          STATEMENTS OF MEMBERS' EQUITY

                                   (UNAUDITED)

                                                   UNITS              AMOUNT
                                               -------------      -------------
Members' equity at July 1, 2002                   23,239,836      $ 232,476,371

Issuance of units                                 11,921,212        119,212,123

Distributions                                             --        (25,091,442)

Reinvestments of distributions                       657,195          6,571,950

Members' withdrawals                                (740,737)        (7,407,367)

Net income                                                --         25,409,463
                                               -------------      -------------

Members' equity at March 31, 2003                 35,077,506      $ 351,171,098
                                               =============      =============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                                      MARCH 31,
                                                           ------------------------------
                                                                2003             2002
                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  25,409,463    $   8,328,049
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                   750,000               --
     Change in operating assets and liabilities:
        Due to Manager                                           230,577          351,791
        Due from related parties                                 (94,510)              --
        Interest and other receivables                        (1,441,006)      (1,658,732)
        Deferred bond offering costs                            (313,789)              --
        Accounts payable                                          41,398               --
        Other assets                                                  --          (73,579)
                                                           -------------    -------------
        Net cash provided by operating activities             24,582,133        6,947,529
                                                           -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments in mortgage loans                 (249,971,443)    (189,458,921)
  Purchase of investments in mortgage loans from:
    Vestin Fund I, LLC                                       (14,450,263)     (21,289,763)
    Manager                                                   (6,847,900)              --
    Vestin Group, Inc.                                       (15,023,151)
    Other related party                                       (4,674,950)              --
    Private investor                                          (1,228,870)              --
  Proceeds received from sale of mortgage loans to:
    Vestin Fund I, LLC                                        13,575,000       10,000,000
    Manager                                                      500,856        4,026,598
    Vestin Group, Inc.                                        19,200,000
    Other related party                                        3,674,950        1,000,000
  Proceeds from sale of mortgage loans                        54,327,158               --
  Proceeds from loan payoffs                                  84,294,136       28,311,046
  Investment in certificates of deposit                       (3,400,000)      (4,225,000)
                                                           -------------    -------------
        Net cash used in investing activities               (120,024,477)    (171,636,040)
                                                           -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of membership units                 119,212,123      171,918,633
  Members' withdrawals                                        (7,407,367)         (27,050)
  Members' distributions, net of reinvestments               (18,519,492)      (6,053,924)
  Advance from Manager                                                --           80,000
  Advance on revolving line of credit                          2,000,000               --
                                                           -------------    -------------
        Net cash provided by financing activities             95,285,264      165,917,659
                                                           -------------    -------------

        NET (DECREASE) INCREASE IN CASH                         (157,080)       1,229,148

CASH, BEGINNING                                                2,198,542        1,857,602
                                                           -------------    -------------

CASH, ENDING                                               $   2,041,462    $   3,086,750
                                                           =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Non-cash investing and financing activities:
    Reinvestment of members' distributions                 $   6,571,950    $   1,252,051
                                                           =============    =============
    Distributions payable to Manager                       $      96,800    $      46,630
                                                           =============    =============
    Real estate held for sale acquired through
      foreclosure                                          $  17,398,688    $          --
                                                           =============    =============
    Loans funded through secured borrowing                 $  38,005,621    $          --
                                                           =============    =============
    Conversion of deferred offering costs to
      membership units                                     $          --    $     242,699
                                                           =============    =============
    Deferred debt offering costs paid by Manager           $          --    $     142,448
                                                           =============    =============
    Due to Manager assumed through foreclosure             $     745,159    $          --
                                                           =============    =============
    Sale of rights to receive proceeds of guarantee        $   1,714,926    $          --
                                                           =============    =============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND II, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

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

On June 13, 2001, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. As of March 31, 2003, the Company had sold 35,077,506 units of the 50,000,000 units offered. Additionally, in connection with the Company's organization, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf. The Company will continue to offer its remaining unsold units to the public for a period of up to three years following the effective date of its Form S-11/A.

The manager of the Company is Vestin Mortgage, Inc. (the "Manager" or "Managing Member"), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and is traded on the Nasdaq National Market under the symbol "VSTN." Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services and has managed over $1 billion in real estate loans. The Operating Agreement provides that the Manager has control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC ("Fund I") and inVestin Nevada, Inc., entities in the same business as the Company.

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

3. REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property's estimated fair value, less estimated costs to sell.

4. INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the "as-if developed" value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

5. SECURED BORROWING

Certain loans that have been participated to third party investors ("Investor") through an intercreditor agreement ("Agreement") are accounted for as secured borrowing in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). Under the Agreement, investors may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the Agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participation from the Investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

Assets under secured borrowing have been segregated in the accompanying balance sheets and include loans outstanding of $33.1 million and real estate acquired through foreclosure of $2.4 million as of March 31, 2003.

NOTE C -- INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

March 31, 2003

                                   NUMBER                     AVERAGE
            LOAN                     OF                       INTEREST     PORTFOLIO        LOAN
            TYPE                    LOANS       BALANCE         RATE       PERCENTAGE     TO VALUE*
            ----                    -----       -------         ----       ----------     ---------
Acquisition and development ....       3     $ 25,218,897       14.43%         7.82%        51.73%
Bridge .........................       4       13,395,964       13.38%         4.15%        62.86%
Commercial .....................      32      142,588,420       12.14%        44.20%        62.27%
Construction ...................      18      118,230,136       13.44%        36.65%        57.41%
Land ...........................       9       19,887,157       13.72%         6.16%        47.76%
Residential ....................       6        3,305,500       14.00%         1.02%        58.81%
                                     ---     ------------      ------        ------        ------
                                      72     $322,626,074       13.01%       100.00%        58.94%
                                     ===     ============      ======        ======        ======

June 30, 2002

                                   NUMBER                     AVERAGE
            LOAN                     OF                       INTEREST     PORTFOLIO        LOAN
            TYPE                    LOANS       BALANCE         RATE       PERCENTAGE     TO VALUE*
            ----                    -----       -------         ----       ----------     ---------
Acquisition and development ....       7     $ 50,177,032       13.86%        22.54%        59.23%
Bridge .........................       3        7,764,367       14.00%         3.49%        67.43%
Commercial .....................      18       78,759,650       12.59%        35.39%        60.78%
Construction ...................      19       59,008,277       14.27%        26.51%        58.36%
Land ...........................      12       22,180,376       12.71%         9.97%        44.31%
Residential ....................       7        4,668,624       13.08%         2.10%        64.14%
                                     ---     ------------      ------        ------        ------
                                      66     $222,558,326       13.42%       100.00%        59.04%
                                     ===     ============      ======        ======        ======

* Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the "as-if developed" value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

                             MARCH 31, 2003   PORTFOLIO    JUNE 30, 2002    PORTFOLIO
       LOAN TYPE                BALANCE       PERCENTAGE      BALANCE       PERCENTAGE
       ---------                -------       ----------      -------       ----------
First mortgages .........     $321,663,116       99.70%     $222,513,820       99.98%
Second mortgages** ......          962,958        0.30%           44,506        0.02%
                              ------------      ------      ------------      ------
                              $322,626,074      100.00%     $222,558,326      100.00%
                              ============      ======      ============      ======

** All of the Company's second mortgages are junior to a first trust deed position held by either the Company or the Company's Manager.

The following is a schedule of maturities of investments in mortgage loans as of March 31, 2003:

     2003........................................     $ 308,647,905
     2004........................................        10,328,045
     2005........................................         3,650,124
                                                      -------------
                                                      $ 322,626,074
                                                      =============

The following is a schedule by geographic location of investments in mortgage loans as of:

                       MARCH 31, 2003   PORTFOLIO    JUNE 30, 2002    PORTFOLIO
                           BALANCE      PERCENTAGE       BALANCE      PERCENTAGE
                        ------------      ------      ------------    ----------
Arizona ...........     $ 48,430,498       15.01%     $ 37,528,258       16.86%
California ........       53,166,165       16.48%       43,242,770       19.43%
Colorado ..........        4,137,548        1.28%               --          --
Florida ...........        3,943,520        1.22%               --          --
Hawaii ............       11,558,145        3.58%       15,681,746        7.05%
Idaho .............               --          --         2,855,202        1.28%
Missouri ..........        5,930,650        1.84%        5,430,000        2.44%
New Mexico ........               --          --            42,495        0.02%
Nevada ............       93,247,531       28.90%       64,641,428       29.04%
Oregon ............        4,343,330        1.35%               --          --
Ohio ..............        7,599,469        2.36%               --          --
Texas .............       90,269,218       27.98%       53,136,427       23.88%
                        ------------      ------      ------------      ------
                        $322,626,074      100.00%     $222,558,326      100.00%
                        ============      ======      ============      ======

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 9% to 17%. Revenue by product will fluctuate based upon relative balances during the period.

At March 31, 2003, two of the Company's loans totaling $12.6 million were non-performing (more than 90 days past due on interest payments) and past due on principal. The Company has commenced foreclosure proceedings on these loans. These loans are included in the participation pool related to secured borrowing. Pursuant to the terms of an intercreditor agreement, the Company has continued to remit to the investor the interest due on the participated amounts. The Company's Manager evaluated all of these loans and concluded that the underlying collateral was sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

In addition to the above-mentioned loans, as of March 31, 2003, the Company's Manager had granted extensions on 13 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of March 31, 2003 was approximately $41.4 million. The Company's Manager concluded that no allowance was necessary with respect to these loans.

The Company's Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company's Manager believes that the allowance for loan losses totaling $1,250,000 included in the accompanying balance sheet as of March 31, 2003 is adequate to address estimated credit impairment in the Company's investment in mortgage loans portfolio as of that date.

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

NOTE D -- RELATED PARTY TRANSACTIONS

For the three and nine months ended March 31, 2003, the Company recorded management fees to the Company's Manager of approximately $209,411 and $559,052, respectively, compared to $103,263 and $190,095 for the same periods in 2002. Additionally, for the three and nine months ended March 31, 2003, the Company recorded pro rata distributions owed to the Company's Manager of $31,057 and $96,717 based upon the total of 110,000 units owned by the Company's Manager.

During the nine months ended March 31, 2003, the Company purchased $14,450,263 in investments in mortgage loans from Fund I, $6,847,900 from the Manager, $15,023,151 from Vestin Group, Inc. and $4,674,950 from other related parties. For the same period, the Company also sold $13,575,000 in investments in mortgage loans to Vestin Fund I, LLC, $500,856 to the Manager, $19,200,000 to Vestin Group and $3,674,950 to other related parties.

NOTE E -- REAL ESTATE HELD FOR SALE

At March 31, 2003, the Company had seven properties with a total carrying value of $17.4 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The Company may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes the Company's percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value, less selling costs, being based on appraisals and knowledge of local market conditions. It is not the Company's intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a summary of real estate held for sale as of March 31, 2003:

                                Description                               % of ownership       Carrying Value
                                -----------                               --------------       --------------
A custom residential property located in Santa Fe, New Mexico                     4%             $    85,727
40 acres of land containing 381 RV lots in Las Vegas, Nevada                     31%               5,707,032
An approximate 200-unit apartment complex located in Las Vegas,Nevada            98%               4,302,805
11.42 acres of vacant land zoned commercial in Henderson, Nevada                100%               2,203,279
An uncompleted golf course in Mesquite, Nevada                                   36%               1,680,516
65 acres of raw land in Mesquite, Nevada                                         41%               1,272,470
Raw land in Mesquite, Nevada                                                     42%             $ 2,146,859
                                                                                                 -----------
          Total                                                                                  $17,398,688
                                                                                                 ===========

Based on management's estimate of fair value of these assets, no impairment charge was required as of March 31, 2003.

Through foreclosure, the Company assumed an approximate 98% ownership of a 200-unit apartment complex as described above. The other 2% is owned by Fund I. The operations of the facility were also assumed which is being managed by an outside management company. The Company's share of income from operations for the three months ended March 31, 2003 totaled $3,415 which is included in other income on the accompanying statements of income.

NOTE F -- SECURED BORROWING

As of March 31, 2003, the Company had approximately $38.0 million in secured borrowings pursuant to an intercreditor agreement with the related amounts included in assets under secured borrowings. For the three and nine month periods ended March 31, 2003, the Company recorded interest expense of $0.6 and $2.0 million, respectively, related to the secured borrowings.

NOTE G -- REVOLVING LINE OF CREDIT

The Company has a revolving line of credit with a financial institution, which provides for borrowing up to $2.0 million. As of March 31, 2003, the balance outstanding was $2.0 million. The line of credit is secured by the Company's certificates of deposit with First Hawaiian Bank, is payable in monthly installments of interest only at 1.50% over the weighted average interest rate paid on the First Hawaiian Bank certificates of deposit (1.6% at March 31, 2003), and matures on September 28, 2003. The interest rate will be reset upon the occurrence of either a new drawing on the revolving line of credit or at the maturity of the certificate of deposit. The Company was in compliance with the covenants of the line of credit agreement as of March 31, 2003.

NOTE H -- LITIGATION INVOLVING THE MANAGER

The Manager, Vestin Group, Inc., and Del Mar Mortgage, Inc., a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Vestin Group, Inc. (collectively, the "defendants"), are defendants in a civil action (the "Action"). On April 10, 2003, the United States District Court for the District of Nevada (the "Court") entered a judgment in the Action for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against the defendants. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions and accordingly, the Court did not require the defendants to post a bond for the judgment. Del Mar Mortgage, Inc. has indemnified Vestin Group, Inc. and the Manager for any losses and expenses in connection with the Action. Mr. Shustek has guaranteed the indemnification. If the stay of execution is lifted, Mr. Shustek has agreed to provide a bond in the amount of the judgment. In management's opinion after consultation with legal counsel, the judgment against Vestin Group, Inc. and the Manager will be vacated and will have no effect on the operating results and financial condition of the Company. The defendants are appealing the rating by the District Court.

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

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager" or "Managing Member"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq National Market under the ticker symbol "VSTN." Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC and inVestin Nevada, Inc. which are similar funds to Vestin Fund II, LLC.

The following is a financial review and analysis of the Company's financial condition and results of operations for the three and nine months ended March 31, 2003. Prior to June 15, 2001, the Company was a development stage company with no operational activities. This discussion should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company's report on Form 10-K for the transition period ended June 30, 2002.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

OVERVIEW

On June 13, 2001, the Company's Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. The Company commenced raising funds through the sale of its units in June 2001; this offering will continue until the earlier of such time that the Company has raised $500 million or June 2004. As of March 31, 2003, the Company had sold approximately 34.8 million units of the total 50 million units offered. Members may also participate in the Company's Distribution Reinvestment plan whereby the member's distribution may be used to purchase additional units at $10.00 per unit. As of March 31, 2003, an additional 905,196 units have been purchased under this plan. Additionally, in connection with the Company's organization, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf.

SUMMARY OF FINANCIAL RESULTS

                                                  THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,
                                                  ----------------------------      ----------------------------
                                                     2003              2002            2003             2002
                                                  -----------      -----------      -----------      -----------
Total revenues ..............................     $10,302,679      $ 4,732,343      $29,279,960      $ 8,518,587
Total expenses ..............................       1,594,242          103,599        3,870,497          190,538
                                                  -----------      -----------      -----------      -----------
Net income ..................................     $ 8,708,437      $ 4,628,744      $25,409,463      $ 8,328,049
                                                  ===========      ===========      ===========      ===========
Earnings per unit:
Net income allocated to members per
  weighted average membership units .........     $      0.26      $      0.29      $      0.86      $      0.91
                                                  ===========      ===========      ===========      ===========
Annualized net interest yield to members ....            10.5%            11.8%            11.5%            12.1%
                                                  ===========      ===========      ===========      ===========
Weighted average membership units ...........      33,277,556       15,749,588       29,533,622        9,166,177
                                                  ===========      ===========      ===========      ===========

(a) The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of March 31, 2003 and 2002 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

THREE AND NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2002

Total Revenues. For the three and nine months ended March 31, 2003, revenues totaled $10.3 million and $29.3 million, respectively, compared to $4.7 million and $8.5 million for the same periods in 2002, increases of $5.6 million and $20.8 million or 119% and 245%. The increase in revenue was primarily due to an increase in our average daily investments in mortgage loans of approximately 112% and 222%, respectively. The increase in our investment in mortgage loans is due, almost entirely, to the continuing sale of our units, which has increased our capital from $232.5 million at June 30, 2002 to $351.2 million at March 31, 2003. Overall, our average interest yields on our investments in mortgage loans during 2003 have not changed significantly compared to 2002. We currently expect that our revenues will continue to increase as we raise additional funds through the sale of our units. Such increase may be offset, to some extent, by an increase in non-earning assets, which totaled approximately $30.0 million at March 31, 2003 as compared to $42,000 at June 30, 2002.

Total Expenses. For the three and nine months ended March 31, 2003, expenses totaled $1.6 million and $3.9 million respectively, compared to $0.1 million and $0.2 million for the same periods in 2002, increases of $1.5 million and $3.7 million, respectively. The increase in total expenses is primarily related to an increase in managements fees approximating $0.1 million and $0.4 million, respectively, provisions for loan losses totaling $0.3 million and $0.8 million, respectively, interest expense related to secured borrowings approximating $0.6 million and $2.0 million, respectively, and interest expense related to a line of credit approximating $0.4 million and $0.4 million, respectively. We are continually evaluating the quality of our investments in mortgage loan portfolio and based upon future evaluations, may require additional charges to our allowance for loan losses. Management fees will be an annual recurring expense based upon an amount up to 0.25% of aggregate outstanding capital.

Net Income. Overall, net income for the three and nine months ended March 31, 2003 totaled $8.7 million and $25.4 million, respectively, as compared to $4.6 million and $8.3 million, respectively, for the same periods in 2002.

Annualized Rate of Return to Members. For the three and nine months ended March 31, 2003, annualized rate of return to members totaled 10.5% and 11.5%, respectively, as compared to 11.8% and 12.1%, respectively for the same periods ended March 31 in 2002. The decrease in annualized rate of return to members was primarily the result of the increase in non-earning assets to $30.0 million as of March 31, 2002 compared to $42,000 as of June 30, 2002.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of delinquencies, foreclosures and related loan losses which we experience. During the three and nine months ended March 31, 2003, we had substantially more funds to invest as compared to the prior year's period. Such funds were derived from the continuing sale of our Units. We expect to continue to raise funds through the sale of our Units and accordingly the size of our investment portfolio should continue to increase. Other than a $2.0 million line of credit, we do not currently have in place any other source of funding although we are considering possible arrangements such as securitizations and other structured finance programs to increase the funds we will have available for investment in mortgage loans. No assurance can be given that we will be able to raise any additional funds through securitization or other structured finance arrangements.

Although the US economy has suffered from a mild recession over the recent past, we have not experienced a material slowdown in commercial real estate lending in the markets we service. However, a prolonged recession may dampen real estate development activity, thereby diminishing the market for our loans. In addition, the continuing decline in interest rates, which is largely attributable to the weak economy, may be expected to diminish the interest rates we can charge on our loans. Moreover, a prolonged recession or poor credit decisions by our Manager may result in a continuing increase in non-earning assets. During the three and nine month periods ended March 31, 2003, we recorded a provision for loan losses of $250,000 and $750,000, respectively. Our total reserve for loan losses as of March 31, 2003 is $1,250,000. The increase in non-earning assets has contributed to the decline in our annualized rate of return to members from 12.1% for the nine months ended March 31, 2002 to 11.5% for the nine months ended March 31, 2003.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2003, the Company invested in mortgage loans secured by real estate totaling $322,626,074, including 72 loans with an aggregate principal value of $321,663,116 secured by first deeds of trust. Ten of these loans are also secured by second deeds of trust totaling $962,958. All of the Company's second mortgages are junior to a first trust deed position held by either the Company or the Company's Manager.

As of March 31, 2003, the weighted average contractual interest yield on the Company's investment in mortgage loans is 13.01%. These mortgage loans mature over the next 24 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates the Company's mortgage loan portfolio for impairment. The fact that a loan is past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

o    prevailing economic conditions;

o    historical experience;

o    the nature and volume of the loan portfolio;

o the borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;

o    evaluation of industry trends;

o    review and evaluation of loans identified as having loss potential; and

o    estimated net realizable value of any underlying collateral.

Based upon this evaluation the Company's Manager believes that the allowance for loan losses totaling $1,250,000 included in the accompanying balance sheet as of March 31, 2003 is adequate to address estimated credit losses.

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

REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property's estimated fair value, less estimated costs to sell.

INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if developed basis". These appraised values do not reflect immediate sales values, which may be substantially different.

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

SECURED BORROWING

Loans that have been participated to third party investors through an intercreditor agreement ("Agreement") are accounted for as secured borrowing in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). Under the Agreement, investors may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement, the Company recorded management fees to the Manager during the three and nine months ended March 31, 2003 of approximately $0.2 million and $0.6 million, respectively.

During the nine months ended March 31, 2003, cash flows provided by operating activities approximated $24.6 million. Investing activities consisted of investments in mortgage loans of $116.6 million (net of loan sales and payoffs on investments in mortgage loans), and investment in certificates of deposit of $3.4 million. Financing activities consisted of capital raised through the sale of units in the amount of $119.2 million, advances on a line of credit totaling $2.0 million, members' withdrawals in the amount of $7.4 million and distributions of $18.5 million (net of reinvestments).

As the offering of our units is continuing, we currently rely upon the sale of units, loan repayments and dividend reinvestments to provide the cash necessary to carry on our business. Our ability to attract investors to purchase our units depends upon a number of factors, some of which are beyond our control. The key factors in this regard include general economic conditions, the conditions of the commercial real estate markets, the availability and attractiveness of alternative investment opportunities, our operating performance and the track record and reputation of our Manager. We believe our ability to attract investors has been enhanced by the high historical yields generated by our mortgage investments. These yields may continue to be viewed as attractive to the extent that equity markets are viewed as risky or volatile and to the extent that most fixed income investments provide a lower yield. Notwithstanding our high historical yields, our ability to raise additional funds may be impaired by our limited operating history and by the fact that the mortgage loans in which we invest are not federally insured, as are certain bank deposits, and are generally illiquid as compared to government or corporate bonds. Thus, our ability to generate high yields is critical to offsetting these disadvantages. Our ability to raise additional funds would likely suffer if the performance of our loan portfolio declines or if alternative investment vehicles offering comparable yields and greater safety and/or liquidity become available. In addition, our ability to raise additional funds may suffer if the rate of return on Vestin Fund I declines or if other funds managed by our Manager perform poorly.

As of March 31, 2003, members holding approximately 42% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of withdrawals by our Members would reduce the capital we have available for investment. Such withdrawals, which totalled approximately $7.4 million for the nine months ended March 31, 2003, are limited by the terms of our Operating Agreement to not more than 10% per year and are subject to other conditions.

Non-earning assets, which include loans on non-accrual (discussed in Note C) and real estate held for sale (discussed in Note E), totaled $30.0 million at March 31, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, and the time it will take to dispose of these assets cannot be predicted.

Total non-earning assets at March 31, 2003 have increased since June 30, 2002, as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, the Company does not believe that any losses will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated values upon disposition, particularly if continuing economic weakness results in declining real estate values.

At March 31, 2003, the Company had $2.0 million in cash, $9.8 million in certificates of deposit, and $392.9 million in total assets. On the same date, the Company had a liability due to the Managing Member of approximately $1.7 million as well as a balance on its revolving line of credit of $2.0 million. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

As of March 31, 2003, the Company had liabilities totaling $38.0 million as secured borrowings related to an intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

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

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company's operating results may be affected by:

RISKS OF INVESTING IN MORTGAGE LOANS

     o The Company's underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

     o The Company approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company's Manager performs will not reveal all material facts pertaining to the borrower and the security.

     o Appraisals may be performed on an "as-if developed" basis. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio.

     o The Company's results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

     o If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company's revenues and the distributions to members.

     o If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company's reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

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

Most of the Company's assets consist of mortgage loans, including those which are financed under the intercreditor agreement. At March 31, 2003, the Company's aggregate investment in mortgage loans was $358,189,945 with a weighted average contractual yield of 12.96%. Loans totaling $35,563,871 financed under the intercreditor agreement are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 12.0%. These mortgage loans mature over the next 24 months. All of the outstanding mortgage loans at March 31, 2003 are fixed rate loans. All of the mortgage loans are held for investment purposes. None of the mortgage loans have prepayment penalties.

As of March 31, 2003, the Company had cash and invesments in certificates of deposit and other short-term deposit accounts totaling $11.9 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter 2003.

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

VESTIN FUND II, LLC

By: Vestin Mortgage, Inc., its sole manager

                                        BY: /s/ Lance K. Bradford
                                            ------------------------------------
                                            LANCE K. BRADFORD
                                            DIRECTOR, SECRETARY AND TREASURER
                                            (CHIEF ACCOUNTING OFFICER OF THE
                                            MANAGER AND DULY AUTHORIZED OFFICER)

Dated: May 15, 2003

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

Date: May 15, 2003


/s/ Steven J Byrne
---------------------------
Steven J Byrne
Chief Executive Officer*
Vestin Mortgage, Inc., sole
Manager of Vestin Fund II, LLC

* Steven J. Byrne functions as the equivalent of the Chief Executive Officer of the registrant

I, Lance K. Bradford, as the Chief Accounting Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund II, LLC, certify that:

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


Date: May 15, 2003


/s/ Lance K Bradford
---------------------------
Lance K Bradford
Chief Financial Officer*
Vestin Mortgage, Inc., sole
Manager of Vestin Fund II, LLC

* Lance K. Bradford functions as the equivalent of the Chief Financial Officer of the Manager