Form 10-K/A
period 2003-06-30
VESTIN FUND II LLC
filed 2003-09-30
CIK 1130284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

This Form 10-K/A is being filed to correct an editing error on the Statement of Members’ Equity.

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

Investment in Mortgage Loans Secured by Real Estate Portfolio

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

Dated: September 30, 2003

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

Vestin Fund II, LLC

STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEAR ENDED JUNE 30, 2003,
FOR THE TRANSITION PERIOD ENDED JUNE 30, 2002 AND
FOR THE YEAR ENDED DECEMBER 31, 2001

	Units	Amount

Members’ equity at December 31, 2000	26,428	$264,275
Issuance of units (net of offering costs)	12,771,595	126,615,950
Distributions	—	(2,866,933)
Reinvestments of distributions	47,092	470,920
Members’ redemptions	(1,009)	(10,091)
Net income	—	3,714,690

Members’ equity at December 31, 2001	12,844,106	128,188,811
Issuance of units	10,202,022	102,020,216
Distributions	—	(10,392,755)
Reinvestments of distributions	200,909	2,009,092
Members’ redemptions	(7,201)	(72,012)
Net income	—	10,723,019

Members’ equity at June 30, 2002	23,239,836	232,476,371
Issuance of units	15,698,394	156,983,941
Distributions	—	(34,688,196)
Reinvestments of distributions	941,883	9,418,832
Members’ redemptions	(1,277,265)	(12,772,645)
Net income	—	23,771,304

Members’ equity at June 30, 2003	38,602,848	$375,189,607

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

NOTE N – REDEMPTION LIMITATION

In order to comply with the Company’s operating agreement and Federal statutes, the Company may redeem no more than 10% of the members’ capital in any calendar year. Beginning capital as of January 1, 2003 was $315.0 million, which would limit redemptions to $31.5 million for calendar 2003. On September 12, 2003, the Company discontinued accepting requests for the redemption of units for the 2003 calendar year. As of September 12, 2003, the total of redemptions made and redemptions requested and awaiting payment was $30.9 million. All redemptions requests received after that date have been logged for redemption beginning in January 2004. As of September 19, 2003, requests to redeem 234,910 units had been logged.

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