Form 10-Q
period 2003-09-30
VESTIN FUND II LLC
filed 2003-11-14
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From ________ To ________

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

Yes [X]   No [  ]

As of October 31, 2003, the Issuer had 39,955,175 of its Units outstanding.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [  ]     No [ X ]

Vestin Fund II, LLC

BALANCE SHEETS

	SEPTEMBER 30, 2003	JUNE 30, 2003

	(UNAUDITED)
ASSETS
Cash	$54,328,680	$5,740,806
Certificates of deposit	8,775,000	11,075,000
Interest and other receivables	4,736,994	3,898,231
Due from Fund I	947,863	216,171
Investment in mortgage loans, net of allowance for loan losses of $9,450,000 and $9,200,000 at September 30, 2003, and June 30, 2003, respectively	311,091,169	343,280,517
Prepaid expenses	67,350	—
Real estate held for sale	14,523,669	15,833,099
Assets under secured borrowing	51,805,391	26,729,643

	$446,276,116	$406,773,467

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$430,677	$118,503
Due to Manager	2,464,339	2,328,150
Due to Vestin Group	406,104	407,564
Line of credit	—	2,000,000
Secured borrowing	51,805,391	26,729,643
Deferred income	29,927	—

Total liabilities	55,136,438	31,583,860

Members’ equity — authorized 50,000,000 units, 40,224,776 units issued at September 30, 2003, and 38,602,848 units at June 30, 2003, issued at $10 per unit and outstanding at $9.72 as of September 30, 2003	391,139,678	375,189,607

Total members’ equity	391,139,678	375,189,607

Total liabilities and members’ equity	$446,276,116	$406,773,467

The accompanying notes are an integral part of this statement

Vestin Fund II, LLC

STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE	FOR THE
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Revenues
Interest income from investment in mortgage loans	$10,725,432	$8,683,396
Other income	1,180,077	169,973

Total revenues	11,905,509	8,853,369

Operating expenses
Management fees to Manager	253,342	162,311
Provision for loan losses	250,000	250,000
Interest expense	1,030,457	572,978
Loss on real estate held for sale	71,870	—
Legal expenses	437,853	—
Other	403,590	29,428

Total operating expenses	2,447,112	1,014,717

NET INCOME	$9,458,397	$7,838,652

Net income allocated to members	$9,458,397	$7,838,652

Net income allocated to members per weighted average membership units	$0.24	$0.29

Weighted average membership units	39,971,474	27,196,217

The accompanying notes are an integral part of this statement

Vestin Fund II, LLC

STATEMENTS OF MEMBERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

	Units	Amount

Members’ equity at June 30, 2003	38,602,848	$375,189,607
Issuance of units	2,361,574	23,615,742
Distributions	—	(9,831,133)
Reinvestments of distributions	304,595	3,045,950
Members’ redemptions	(1,044,241)	(10,338,885)
Net income	—	9,458,397

Members’ equity at September 30, 2003	40,224,776	$391,139,678

The accompanying notes are an integral part of this statement

Vestin Fund II, LLC

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Cash flows from operating activities:
Net income	9,458,397	7,838,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250,000	250,000
Loss on real estate held for sale	71,870	—
Change in operating assets and liabilities:
Interest and other receivables	(838,763)	(662,427)
Other assets	(67,350)	(156,029)
Due to Manager	136,189	333,965
Due from Fund I	(733,152)	—
Accounts payable	312,174	—
Deferred income	29,927	—

Net cash provided by operating activities	8,619,292	7,604,161

Cash flows from investing activities:
Purchase of investments in mortgage loans	(39,091,969)	(91,554,661)
Purchase of investments in mortgage loans from:
Vestin Fund I, LLC	(10,000,000)	(1,150,000)
Other Related Party	—	(17,030,995)
Private investor	(11,500,000)	—
Proceeds received from sale of mortgage loans to:
Vestin Fund I, LLC	220,000	—
Other Related Party	1,375,000	15,700,000
Private investor	34,884,600	18,850,000
Proceeds from loan payoff	56,051,718	30,010,217
Proceeds from real estate held for sale	1,237,560	—
Assets transferred from Vestin Group	—	—
Investment in certificates of deposit	2,300,000	(1,600,000)

Net cash (used in) provided by investing activities	35,476,909	(46,775,439)

Cash flows from financing activities:
Proceeds from issuance of membership units	23,615,742	47,409,008
Members’ distributions, net of reinvestments	(6,785,183)	(5,527,891)
Members’ withdrawals	(10,338,886)	(436,831)
Payment of line of credit	(2,000,000)	—

Net cash provided by financing activities	4,491,673	41,444,286

NET INCREASE IN CASH	48,587,874	2,273,008
Cash, beginning of period	5,740,806	2,198,542

Cash, ending of period	$54,328,680	$4,471,550

Supplemental disclosures of cash flows information:
Non-cash financing activities:
Reinvestment of members’ distributions	$3,045,950	$1,761,760

Distributions payable to Manager	$—	$33,302

Loans funded through secured borrowing	$25,075,748	$25,362,630

The accompanying notes are an integral part of this statement

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE A — ORGANIZATION

Vestin Fund II, LLC, a Nevada limited liability company, (the “Company”) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized in December 2000 and will continue until December 31, 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company’s Operating Agreement.

The Manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services and has managed over $1 billion in real estate loans. The Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC, (“Fund I”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., entities in the same business as the Company.

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K/A for the year ended June 30, 2003.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

3.     ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit losses in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

4.     REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell, based on appraisals and local market knowledge.

5.     SECURED BORROWING

Certain loans that have been participated to third party investors (“Investor”) through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Under the Agreements, investors may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participation from the Investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

Assets under secured borrowing have been segregated in the accompanying balance sheet and as of September 30, 2003 include loans outstanding of $49.4 million and real estate acquired through foreclosure of $2.4 million.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

Investment in mortgage loans as of September 30, 2003 are as follows:

	Number
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	6	$23,761,436	11.67%	7.41%	59.72%
Bridge	8	40,490,901	12.13%	12.63%	58.70%
Commercial	25	131,021,524	11.34%	40.88%	62.63%
Construction	14	102,543,113	13.36%	31.99%	58.36%
Land	7	9,226,296	12.29%	2.88%	55.77%
Residential	7	13,497,899	13.64%	4.21%	69.36%

	67	$320,541,169	12.20%	100.00%	62.95%

Investment in mortgage loans as of June 30, 2003 are as follows:

	Number
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	5	$29,147,011	12.60%	8.27%	44.26%
Bridge	6	22,007,371	11.92%	6.24%	65.99%
Commercial	27	147,747,322	11.67%	41.92%	64.85%
Construction	16	116,106,164	13.34%	32.94%	60.05%
Land	10	24,303,120	12.70%	6.89%	48.15%
Residential	7	13,169,529	13.79%	3.74%	66.76%

	71	$352,480,517	12.53%	100.00%	59.47%

*     Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

	September 30, 2003	Portfolio	June 30, 2003	Portfolio
Loan Type	Balance	Percentage	Balance	Percentage

First mortgages	$318,246,343	99.28%	$350,486,619	99.43%
Second mortgages**	2,294,826	0.72%	1,993,898	0.57%

	$320,541,169	100.00%	$352,480,517	100.00%

**     All of the Company’s second mortgages are junior to a first trust deed position held by either the Company or the Company’s Manager.

The following is a schedule of contractual maturities of investments in mortgage loans as of September 30, 2003:

2003	$196,250,536
2004	65,569,664
2005	58,720,969

$320,541,169

This does not necessarily indicate when the investments in mortgage loans will be realized in cash.

The following is a schedule by geographic location of investments in mortgage loans as of:

	September 30, 2003	Portfolio	June 30, 2003	Portfolio
	Balance	Percentage	Balance	Percentage

Arizona	$44,049,798	13.74%	$54,080,498	15.34%
California	43,900,941	13.70%	45,636,450	12.95%
Colorado	4,137,548	1.29%	4,137,548	1.17%
Florida	4,656,063	1.45%	4,599,543	1.30%
Hawaii	29,290,087	9.14%	17,537,923	4.98%
Nevada	89,330,110	27.87%	108,907,388	30.90%
New York	14,510,898	4.53%	6,231,259	1.77%
Ohio	12,937,000	4.04%	12,629,726	3.58%
Oregon	—	—	4,395,115	1.25%
Texas	77,728,724	24.24%	94,325,067	26.76%

	$320,541,169	100.00%	$352,480,517	100.00%

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5.5% to 15%. Revenue by product will fluctuate based upon relative balances during the period.

At September 30, 2003, ten of the Company’s loans totaling $51.9 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. The Company has commenced foreclosure proceedings on these loans. One of these loans totaling $8.0 million is included in the participation pool related to secured borrowing. Pursuant to the terms of an intercreditor agreement, the Company has continued to remit to the investor the interest due on the participated amounts. The Company’s Manager evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans except as noted below.

As of June 30, 2003, the Company re-evaluated the underlying collateral for one of the above mentioned loans with a principal balance of $13,000,000. The collateral is 570 acres of land near Austin, Texas. The Company made the loan for construction of an 18-hole golf course and clubhouse. The Company ceased funding the construction loan when it determined that the borrower was significantly over budget for construction costs and behind in the timely completion of the project. The Company and the borrower are involved in litigation in Austin, Texas regarding the cessation of funding and the foreclosure. It is impossible to determine the timing or eventual outcome of this litigation. On October 6, 2003, the borrower declared bankruptcy which stayed the foreclosure. The Company has obtained estimates of current value for the partially completed golf course. Based on those estimates, the Company has provided for a specific allowance for loan loss of $7,000,000 related to this impaired loan. This specific allowance is included in the $9,450,000 allowance shown on the balance sheet as of September 30, 2003.

As of September 30, 2003, the Company’s Manager had granted extensions on 14 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of September 30, 2003 was approximately $73.8 million. The Company’s Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that the allowance for loan losses totaling $9,450,000 included in the accompanying balance sheet as of September 30, 2003 is adequate to address estimated credit losses in the Company’s investment in mortgage loan portfolio as of that date.

The allowance includes the $7.0 million discussed above, $0.7 million related to another loan and $1.75 million in general allowance.

Decisions regarding an allowance for loan losses require management’s judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

On June 25, 2003, the Company restructured a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. No specific reserve has been provided for this loan based on the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized during the period as a result of the restructure was $208,000.

On July 22, 2003, the Company entered into a stipulation with a borrower which among other things reduced the interest rate to 7.0% from 12.5% on the principal balance of $5.5 million (which represents a 27.5% pari passu interest in a first trust deed of $20.0 million), deferred interest payments through October 31, 2003, and extended the maturity date from June 14, 2003 to June 14, 2005. The borrower filed Chapter 11 Bankruptcy on June 26, 2003. The United States Bankruptcy Court approved the stipulation. In the event of default of the stipulation by the borrower, the automatic bankruptcy stay will be lifted and the Company will be allowed to complete a foreclosure sale of the collateral. As approved by the United States Bankruptcy Court, the Company and a third-party participant have advanced an additional $2.2 million of post-petition financing. No specific reserve has been provided for this loan based on the estimated underlying collateral value.

NOTE D — RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2003 and 2002, the Company recorded management fees to the Company’s Manager of approximately $253,000, compared to $162,000 for the same periods in 2002. Additionally, for the three months ended September 30, 2003, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $25,000 based upon the total of 110,000 units owned by the Company’s Manager. The Company also owes the Company’s Manager and Vestin Group for expenses of approximately $1.1 million related to securitization.

During the three months ended September 30, 2003, the Company purchased $10,000,000 in investments in mortgage loans from Fund I and $11,500,000 from other related parties. For the same period, the Company sold approximate $220,000 in investments in mortgage loans to Fund I and $1,375,00 to other related parties wholly-owned by Vestin Group, Inc.’s Chief Executive Officer.

NOTE E — REAL ESTATE HELD FOR SALE

At September 30, 2003, the Company held seven properties with a total carrying value of $14.5 million, net of valuation allowances, which were acquired through foreclosure and recorded as investments in real estate held for sale. The Company may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes the Company’s percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a summary of real estate held for sale as of September 30, 2003:

Description	% of ownership	Carrying Value

Custom residential property located in Santa Fe, New Mexico	7%	$85,727
40 acres of land containing 354 residential lots in Henderson, Nevada	34%	3,511,233
An approximate 200-unit apartment complex located in Las Vegas, Nevada	98%	4,772,190
11.42 acres of vacant land zoned commercial in Henderson, Nevada	100%	1,990,000
An uncompleted golf course in Mesquite, Nevada	36%	1,208,738
65 acres of raw land in Mesquite, Nevada	41%	928,453
Raw land in Mesquite, Nevada	42%	2,027,328

Total		$14,523,669

The Company entered into an agreement for the sale of a portion of the Company’s interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement requires the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. The buyer completed the purchase of the 138 lots on July 14, 2003. The Company recorded a valuation adjustment as of June 30, 2003 of approximately $0.9 million to write down the carrying value of the Company’s interest in the parcel to the amount corresponding to the negotiated sale and option price.

The Company sold an uncompleted golf course, 65 acres of raw land and an additional parcel of raw land in Mesquite, Nevada in August 2003. However, the Company financed 100% of the sale. GAAP requires 20% of the sales price to be funded by the buyer to record a sale. Once the sale is recorded, the Company will have remaining a 42% interest in 28 acres of commercial land in Mesquite, Nevada valued at approximately $1.7 million.

Through foreclosure proceedings in the first calendar quarter of 2003, the Company assumed an approximate 98% ownership of a 200-unit apartment complex as described above. The other 2% is owned by Fund I. The Company had engaged an outside management company to manage the apartment complex, pending its sale. The Company’s share of income from operations for the three months ended September 30, 2003 totaled approximately $98,000 which is included in other income on the accompanying statements of income. On October 20, 2003, the Company sold the property to a third party. However, the Company financed 100% of the sale. GAAP requires 20% of the sales price to be funded by the buyer to record a sale.

NOTE F — SECURED BORROWING

As of September 30, 2003, the Company had $51.8 million in secured borrowings pursuant to intercreditor agreements with the related amounts included in assets under secured borrowing. For the three-month periods ended September 30, 2003 and 2002, the Company recorded interest expense of $1,024,000 and $573,000, respectively, related to the secured borrowing.

NOTE G— NOTE RECEIVABLE

The Company received a note receivable from an unaffiliated borrower in the amount of $4,666,667 in connection with the sale of real estate. The note requires monthly interest payments at a rate of 8.5% per annum and is payable in full on June 13, 2005. The note is personally guaranteed by the owner of the borrower and is secured by a second deed of trust on 756 acres purchased by the borrower. The note resulted from the Company’s financing of a mortgage note due June 13, 2004, from the borrower for the sale of real estate located in the City of Mesquite, Nevada. The Company is using the cost recovery method of accounting for the financing. Accordingly, the Company will not recognize any income or the note receivable related to this transaction until the principal balance of the underlying notes are paid in full. Payments received by the Company in excess of the principal balance will be recorded as income when, and if, received. Payments of $139,585 had been recorded as principal payments through September 30, 2003.

NOTE H — NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”). An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity’s activities’ (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual return. The FASB has recently deferred the adoption date for certain variable interest entities acquired prior to February 1, 2003 until interim and annual periods ending after December 15, 2003 and issued an Exposure draft amending several of its provisions. The Company continues to evaluate its relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the Financial Statements is still being reviewed.

NOTE I — LITIGATION INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, Inc., are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

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

NOTE J — LITIGATION INVOLVING THE COMPANY

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of their business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

NOTE K — REDEMPTION LIMITATION

In order to comply with the Company’s operating agreement and Federal statutes, the Company may redeem no more than 10% of the members’ capital in any calendar year. Beginning capital as of January 1, 2003 was $315.0 million, which would limit redemptions to $31.5 million for calendar 2003. On September 1, 2003, the Company discontinued accepting requests for the redemption of units for the 2003 calendar year. As of September 1, 2003, the total of redemptions made and redemptions requested and awaiting payment was $26.3 million. All redemption requests received after that date have been logged for redemption beginning in January 2004. As of

October 31, 2003, requests to redeem approximately 3.5 million units in 2004 and 538,000 units in 2005 had been logged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund II, LLC (the “Company”) was organized in December 2000 as a Nevada limited liability company, for the purpose of investing in mortgage loans originated by the Company’s Manager, Vestin Mortgage, Inc. a licensed mortgage company in the State of Nevada (the “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC, and inVestin Nevada, Inc. which are entities similar to Vestin Fund II, LLC. The loans are secured by real estate through deeds of trust and mortgages.

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three-month period ended September 30, 2003. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K/A for the year ended June 30, 2003.

OVERVIEW

On June 13, 2001, the Company’s Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. The Company commenced raising funds through the sale of its units in June 2001; this offering will continue until the earlier of such time that the Company has raised $500 million or June 2004. As of September 30, 2003, the Company had sold approximately 42.4 million units of the total 50 million units offered. Members may also participate in the Company’s Distribution Reinvestment plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of September 30, 2003, an additional 1,209,791 units have been purchased under this plan. Additionally, in connection with the Company’s organization, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf.

SUMMARY OF FINANCIAL RESULTS

	Three months ended September 30,

	2003	2002

Total revenues	$11,905,509	$8,853,369
Total expenses	2,447,112	1,014,717

Net income	$9,458,397	$7,838,652

Net income allocated to members per weighted average membership units	$0.24	$0.29

Annualized rate of return to members (a)	9.6%	11.5%

Weighted average membership units	39,971,474	27,196,217

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of September 30, 2003 and 2002 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Total Revenues. For the three months ended September 30, 2003, revenues totaled $11.9 million compared to $8.9 million for the same period in 2002, an increase of $3.0 million or 34.5%. The increase in revenue for the three months ended September 30, 2003 compared to the same periods in the prior year was primarily due to an increase in funds available for loans resulting in a higher loan volume.

Total Expenses. For the three months ended September 30, 2003, expenses totaled $2.4 million compared to $1.0 million for the same period in 2002, an increase of $1.4 million. The increase in total expenses for the three months ended September 30, 2003 primarily related to higher interest expense for assets under secured borrowing, additional legal bills related to legal actions involving certain loans in 2003 compared to 2002 and expenses incurred in connection with the maintenance of real estate held for investment.

Net Income. Overall, the net income for the three months ended September 30, 2003 totaled $9.5 million compared to $7.8 million for the same period in 2002, an increase of $1.6 million or 20.7%.

Annualized Rate of Return to Members. For the three months ended September 30, 2003, annualized rate of return to members totaled 9.6% as compared to 11.5% for the same period in 2002. The decrease in annualized rate of return to members was the result of an increase in the total dollar amounts of non-performing loans and a lower level of invested assets for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets and loan losses which we experience. The amount of capital we have to invest in mortgage loans has been increased by cash raised through assets under secured borrowings. The Company has discontinued redemption of units for the 2003 calendar year as of September 1, 2003. Redemptions made and redemption requests received before September 1, 2003 for 2003 totaled approximately $26.3 million. All redemption requests received after September 1, 2003 have been logged and have been scheduled for distribution beginning in 2004. As of October 31, 2003, requests to redeem approximately 3.5 million units in 2004 and 538,000 units in 2005 had been logged.

The U.S. economy has suffered from a mild recession over the recent past few years, and we have experienced a slowdown in commercial real estate lending in the markets we serve. A overall prolonged recession may continue to dampen real estate development activity, thereby diminishing the market for our loans. In addition, the overall decline in interest rates may be expected to diminish the interest rates we can charge on our loans. The average interest rate on our loans at September 30, 2003 was 12.20%, as compared to 13.30% at September 30, 2002.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of September 30, 2003, the Company had investments in mortgage loans secured by real estate totaling $320,541,169, including 67 loans with an aggregate principal value of approximately $318,246,000 secured by first deeds of trust. Six loans are also secured by a second deed of trust totaling approximately $2,295,000. The Company’s second mortgage is junior to a first trust deed position held by the Company.

As of September 30, 2003, the weighted average contractual interest yield on the Company’s investment in mortgage loans is 12.20%. These mortgage loans have contractual maturities within the next 24 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates the Company’s mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated fair value of any underlying collateral.

Based upon this evaluation the Company’s Manager believes that the allowance for loan losses totaling $9,450,000 included in the accompanying balance sheet as of September 30, 2003 is adequate to meet estimated credit losses.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

Secured Borrowing

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Under the Agreements, investors may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, the investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company does not have any significant capital expenditures. Accordingly, the Company believes that cash held at bank institutions will be sufficient to meet the Company’s capital requirements in the next twelve months. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement, the Company recorded management fees to the Manager during the three months ended September 30, 2003 of approximately $253,000.

During the three months ended September 30, 2003, cash flows provided by operating activities approximated $8.6 million. Investing activities consisted of cash provided by loan sales and payoffs of approximately $92.5 million, cash used in purchases of investments in mortgage loans approximating $60.6 million and the maturity of certificates of deposit approximating $2.3 million. Financing activities consisted of the payoff of the $2.0 million line of credit and $23.6 million in the purchase of new units, members’ redemptions in the amount of $10.3 million and distributions of $6.8 million (net of reinvestments).

As of September 30, 2003, members holding approximately 44% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our Members would reduce the capital we have available for investment. Such redemptions, which totaled approximately $10.3 million for the three months ended September 30, 2003 are limited by the terms of our Operating Agreement to not more than 10% per calendar year and are subject to other conditions. Beginning capital as of January 1, 2003 was $315.0 million, which would limit redemptions to $31.5 million for calendar 2003. In order to comply with the Company’s operating agreement and Federal tax statutes, the Company discontinued the redemption of units for the 2003 calendar year as of September 1, 2003. As of September 1, 2003, the total of redemptions made and redemptions requested and awaiting payments was $26.3 million. All distribution requests received after that date have been logged for distribution beginning in January 2004. As of October 31, 2003, requests to redeem approximately 3.5 million units in 2004 and 538,000 units in 2005 had been logged.

Non-performing assets, which include loans on non-accrual (discussed in Note C) and real estate held for sale (discussed in Note E), totaled $66.4 million at September 30, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, and the time it will take to dispose of these assets cannot be predicted.

On June 25, 2003, the Company refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5% as a debt restructuring. The new loan has a term of 24 months.

Our Manager believes that total non-performing assets at September 30, 2003 have increased since our year ended June 30, 2003, primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, the Company does not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated carrying values upon disposition, particularly if continuing economic weakness results in declining real estate values.

At September 30, 2003, the Company had $54.3 million in cash, $8.8 million in certificates of deposit, and $446.3 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of September 30, 2003, the Company had liabilities totaling $55.1 million as secured borrowings related to an intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The Company maintains working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, and certificates of deposit. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

Risks of Investing in Mortgage Loans

•	The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	The Company approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company’s Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

•	The Company’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company’s revenues and the distributions to members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company’s reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

Risk of Defaults

The Company’s performance will be directly impacted by any defaults on the loans in its portfolio. As noted above, the Company may experience a higher rate of defaults than conventional mortgage lenders. The Company seeks to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect the Company against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that the Company will earn less (if any) income from such loans, thereby reducing the Company’s earnings.

Competition for Borrowers

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company does. Competition in the Company’s market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Effect of Fluctuations in the Economy

The Company’s sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the Company concentrates its loans, could result in a decline in the demand for real estate development loans.

In order to stay fully invested during a period of declining demand for real estate loans, the Company may be required to make loans on terms less favorable to the Company or to make loans involving greater risk to the Company. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company’s lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest the Company is able to earn on its loans. Since the Company’s loans generally do not have prepayment penalties, declining interest rates may also cause the Company’s borrowers to prepay their loans and the Company may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of the Company’s borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Company may experience.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not have any assets or liabilities denominated in foreign currencies nor does it own any options, futures or other derivative instruments.

Most of the Company’s assets consist of mortgage loans, including those that are financed under intercreditor agreements. At September 30, 2003, the Company’s aggregate investment in mortgage loans was $320,541,169 with a weighted average contractual yield of 12.20%. Loans financed under intercreditor agreements totaled $51,805,391 at September 30, 2003 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 13.10%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at September 30, 2003 are fixed rate loans. All of the mortgage loans are held for investment purposes and are held to their maturity date. None of the mortgage loans have prepayment penalties.

As of September 30, 2003, the Company had cash and investments in certificates of deposit and other short-term deposit accounts totaling $63.1 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended September 30, 2003.

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

Dated: November 14, 2003