Form 10-Q
period 2003-12-31
VESTIN FUND II LLC
filed 2004-02-17
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From            To

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

Yes  [X]  No  [  ]

As of January, 31, 2004, the Issuer had 37,219,013 of its Units outstanding.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  [  ]  No  [X]

Vestin Fund II, LLC

BALANCE SHEETS

ASSETS

	DECEMBER 31, 2003	JUNE 30, 2003

	(UNAUDITED)
Cash	$60,201,646	$5,740,806
Certificates of deposit	6,790,239	11,075,000
Interest and other receivables	4,442,810	3,898,231
Due from Fund I	518,389	216,171
Investment in mortgage loans, net of allowance for loan losses of $10,983,896 and $9,200,000 at December 31, 2003, and June 30, 2003, respectively	297,405,934	343,280,517
Real estate held for sale	16,955,425	15,833,099
Assets under secured borrowings	50,230,211	26,729,643
Prepaid expenses	67,350	—

	$436,612,004	$406,773,467

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$344,619	$118,503
Due to Manager	995,059	2,328,150
Due to Vestin Group	436,195	407,564
Line of credit	—	2,000,000
Secured borrowings	50,230,211	26,729,643
Deferred income	200,452	—

Total liabilities	52,206,536	31,583,860

Members’ equity - authorized 50,000,000 units, 39,552,797 units issued at December 31, 2003, and 38,602,848 units at June 30, 2003, issued at $10 per unit and outstanding at $9.72 as of December 31, 2003	384,405,468	375,189,607

Total members’ equity	384,405,468	375,189,607

Total liabilities and members’ equity	$436,612,004	$406,773,467

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF INCOME

(unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002

Revenues
Interest income from investment in mortgage loans	$10,037,589	$9,767,687	$20,763,021	$18,451,083
Other income	427,058	356,226	1,607,135	526,199

Total revenues	10,464,647	10,123,913	22,370,156	18,977,282

Operating expenses
Management fees to Manager	256,912	187,330	510,254	349,641
Provision for loan losses	1,854,766	250,000	2,104,766	500,000
Interest expense	1,581,092	784,863	2,611,549	1,357,841
Valuation adjustments on real estate held for sale	9,990	—	9,990	—
Expenses related to real estate held for sale	291,449	—	691,444	—
Other	80,783	39,345	594,103	68,773

Total operating expenses	4,074,992	1,261,538	6,522,106	2,276,255

NET INCOME	$6,389,655	$8,862,375	$15,848,050	$16,701,027

Net income allocated to members	$6,389,655	$8,862,375	$15,848,050	$16,701,027

Net income allocated to members per weighted average membership units	$0.16	$0.30	$0.40	$0.61

Weighted average membership units	40,029,576	29,868,724	40,000,851	27,552,608

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF MEMBERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(unaudited)

	Units	Amount

Members’ equity at June 30, 2003	38,602,848	$375,189,607
Issuance of units	2,619,938	26,199,376
Distributions	—	(16,535,798)
Reinvestments of distributions	487,489	4,874,890
Members’ redemptions	(2,157,478)	(21,170,657)
Net income	—	15,848,050

Members’ equity at December 31, 2003	39,552,797	$384,405,468

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	DECEMBER 31, 2003	DECEMBER 31, 2002

Cash flows from operating activities:
Net income	$15,848,050	$16,701,027
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowance on real estate held for sale	9,990
Provision for loan losses	2,104,766	500,000
Expenses related to real estate held for sale	71,870	—
Change in operating assets and liabilities:
Interest and other receivables	(544,579)	(1,722,204)
Other assets	(67,350)	(198,766)
Due to Manager	(1,333,091)	596,343
Due from related party	(273,587)	—
Accounts payable	226,116	—
Deferred income	200,452	—

Net cash provided by operating activities	16,242,637	15,876,400

Cash flows from investing activities:
Purchase of investments in mortgage loans	(120,982,032)	(186,218,994)
Purchase of investments in mortgage loans from:
Vestin Fund I, LLC	(10,000,000)	(13,670,000)
Vestin Mortgage	—	(6,549,976)
Other related party	(6,077,339)	(14,023,151)
Private investor	(16,348,393)	(1,228,870)
Repayment of secured borrowing	(2,441,746)	—
Proceeds received from sale of mortgage loans to:
Vestin Fund I, LLC	806,489	13,575,000
Vestin Mortgage	—	500,856
Other related party	1,375,000	20,200,000
Private investor	34,117,000	—
Proceeds from the sale of mortgage loans	—	38,419,874
Proceeds from loan payoff	160,879,092	68,613,977
Proceeds from sale of real estate held for sale	1,237,560	—
Purchase of investment in certificates of deposit	(15,239)	(2,400,000)
Proceeds from investment in certificates of deposit	4,300,000	—

Net cash provided by (used in) investing activities	46,850,392	(82,781,284)

Cash flows from financing activities:
Proceeds from issuance of membership units	26,199,376	80,627,371
Members’ distributions, net of reinvestments	(11,660,908)	(11,833,773)
Members’ withdrawals	(21,170,657)	(2,958,316)
Payment of line of credit	(2,000,000)	2,000,000

Net cash provided by (used in) financing activities	(8,632,189)	67,835,282

NET INCREASE (DECREASE) IN CASH	54,460,840	930,398
Cash, beginning of period	5,740,806	2,198,542

Cash, ending of period	$60,201,646	$3,128,940

Supplemental disclosures of cash flows information:
Non-cash financing activities:
Distributions payable to Manager	$42,643	$32,358

Loans funded through secured borrowing	$25,942,314	$—

Real estate held for sale acquired through foreclosure	$—	$4,984,899

Deferred debt offering costs paid by Manager	$—	$198,766

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

The Manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.5 billion in real estate loans. The Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, the operating results of the Fund are dependent on the Manager’s ability and intent to continue to service the Fund’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

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

2.     INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

5.     SECURED BORROWING

As of December 31, 2003, the Company had secured borrowings of $50.2 million related to intercreditor and participation agreements. Pursuant to the intercreditor agreements, the Investor may participate in certain loans with Vestin Mortgage, Vestin Fund II, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the intercreditor agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Pursuant to the participation agreements, the Investor may participate in certain loans with Vestin Fund II and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the participation agreements gives the participant the right to require substitution of its interest with another loan, or, if the right of substitution is not exercised and the participant holds more than 50% of the loan, the participant may request that the Lead Lender purchase a portion so that the Lead Lender has at least a 50% pro rata share of the non-performing loan. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

Investment in mortgage loans as of December 31, 2003 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	6	$39,490,064	12.95%	12.79%	49.47%
Bridge	18	82,703,337	10.34%	26.79%	60.97%
Commercial	18	92,393,898	11.96%	29.93%	54.79%
Construction	12	71,966,792	13.52%	23.31%	59.78%
Land	6	20,258,109	10.21%	6.56%	65.64%
Residential	1	1,898,500	14.00%	0.62%	54.02%

	61	$308,710,700	11.91%	100.00%	59.72%

Investment in mortgage loans as of June 30, 2003 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	5	$29,147,011	13.25%	8.27%	44.26%
Bridge	6	22,007,371	12.20%	6.24%	65.99%
Commercial	27	147,747,322	11.63%	41.92%	64.85%
Construction	16	116,106,164	13.32%	32.94%	60.05%
Land	10	24,303,120	13.46%	6.89%	48.15%
Residential	7	13,169,529	12.88%	3.74%	66.76%

	71	$352,480,517	12.53%	100.00%	59.47%

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

	December 31, 2003	Portfolio	June 30, 2003	Portfolio
Loan Type	Balance	Percentage	Balance	Percentage

First mortgages	$307,114,823	99.48%	$350,486,619	99.43%
Second mortgages**	1,595,877	0.52%	1,993,898	0.57%

	$308,710,700	100.00%	$352,480,517	100.00%

**     All of the Company’s second mortgages are junior to a first trust deed position held by either the Company or the Company’s Manager.

The following is a schedule of contractual maturities of investments in mortgage loans as of December 31, 2003:

2003	$77,200,006
2004	169,600,516
2005	61,910,178

$308,710,700

This does not necessarily indicate when the investments in mortgage loans will be realized in cash.

The following is a schedule by geographic location of investments in mortgage loans as of:

	December 31, 2003	Portfolio	June 30, 2003	Portfolio
	Balance	Percentage	Balance	Percentage

Arizona	$31,062,848	10.06%	$54,080,498	15.34%
California	62,734,741	20.32%	45,636,450	12.95%
Colorado	—	—%	4,137,548	1.17%
Florida	4,656,063	1.51%	4,599,543	1.30%
Hawaii	40,691,559	13.18%	17,537,923	4.98%
Nevada	93,617,763	30.33%	108,907,388	30.90%
New York	17,707,732	5.74%	6,231,259	1.77%
North Carolina	1,610,058	0.52%	—	—%
Ohio	—	—%	12,629,726	3.58%
Oregon	—	—	4,395,115	1.25%
Texas	56,629,936	18.34%	94,325,067	26.76%

	$308,710,700	100.00%	$352,480,517	100.00%

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5.5% to 15%. Revenue by product will fluctuate based upon relative balances during the period.

At December 31, 2003, eleven of the Company’s loans totaling $77.2 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. The Company has commenced foreclosure proceedings on these loans. The Company’s Manager evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans except as noted below.

As of December 31, 2003, the Company is due approximately $4.3 million, net of a valuation allowance of $0.3 million, from Fund I which is included in the $77.2 million of non-performing loans. During July 2003, Fund I foreclosed on its second mortgage on a building located in Las Vegas, Nevada and obtained ownership to the property subject to the existing debt which includes a note payable totaling $4.6 million owed to the Company. During November 2003, Fund I accepted an offer, net of all related costs, to purchase the building for $11,240,000. Based on the pro-rata portion of the book value held by the Company, the acceptance requires a $0.3 million valuation allowance that was recognized during the three months ended December 31, 2003.

As of June 30, 2003, the Company re-evaluated the underlying collateral for one of the above mentioned loans with a principal balance of $13,000,000. The collateral is 570 acres of land near Austin, Texas. The Company made the loan for construction of an 18-hole golf course and clubhouse. The Company ceased funding the construction loan when it determined that the borrower was significantly over budget for construction costs and behind in the timely completion of the project. The Company and the borrower are involved in litigation in Austin, Texas regarding the cessation of funding and the foreclosure. It is impossible to determine the timing or eventual outcome of this litigation. On October 6, 2003, the borrower declared bankruptcy which stayed the foreclosure. The Company has obtained estimates of current value for the partially completed golf course. Based on those estimates, the Company has provided for a specific allowance for loan loss of $7,000,000 related to this impaired loan. This specific allowance is included in the $10,983,896 allowance shown on the balance sheet as of December 31, 2003.

Included in the $77.2 million of non-performing loans, are two loans secured by two real estate parcels in Cedar Park, Texas. The Company has started the foreclosure process on both of these loans. Based on an updated appraisal on one parcel and a letter of intent to purchase on the other parcel, the Company has recorded a valuation adjustment of $1.3 million for the three months ended December 31, 2003. As of December 31, 2003, the total valuation allowance on these loans total $2.0 million.

As of December 31, 2003, the Company’s Manager had granted extensions on 12 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of December 31, 2003 was approximately $94.0 million. The Company’s Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that the allowance for loan losses totaling $10,983,896 included in the accompanying balance sheet as of December 31, 2003 is adequate to address estimated credit losses in the Company’s investment in mortgage loan portfolio as of that date. The allowance includes the $7.0 million discussed above, $2.0 million related to two other loans, and $2.0 million in general allowance.

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

On June 25, 2003, the Company restructured a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. No specific reserve has been provided for this loan based on the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized during the period as a result of the restructure was $187,883.

On July 22, 2003, the Company entered into a stipulation with a borrower which among other things reduced the interest rate to 7.0% from 12.5% on the principal balance of $5.5 million (which represents a 27.5% pari passu interest in a first trust deed of $20.0 million), deferred interest payments through October 31, 2003, and extended the maturity date from June 14, 2003 to June 14, 2005. The borrower filed Chapter 11 Bankruptcy on June 26, 2003. The United States Bankruptcy Court approved the stipulation. The borrower has defaulted on the stipulation and the bankruptcy stay has been lifted. The borrower paid interest payments due on November 15, 2003 and December 15, 2003. As approved by the United States Bankruptcy Court, the Company, Fund I and a third-party participant have advanced an additional $2.2 million of post-petition financing. As of January 28, 2004, the borrower had violated the stipulation order and the bankruptcy court allowed the Company to remove its cash collateral, which totaled approximately $700,000. The Company foreclosed on the property at a sale on February 2, 2004 and took title to the property. No specific reserve was provided upon foreclosure based on the estimated underlying collateral value.

NOTE D — RELATED PARTY TRANSACTIONS

For the three and six months ended December 31, 2003 and 2002, the Company recorded management fees to the Company’s Manager of approximately $257,000 and $510,000, compared to $187,000 and $350,000, respectively for the same periods in 2002. Additionally, for the three and six months ended December 31, 2003, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $18,000 and $43,000 based upon the total of 110,000 units owned by the Company’s Manager. For the three and six months ended December 31, 2002, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $32,000 and $66,000. The Company also owes the Company’s Manager and Vestin Group for expenses of approximately $1.1 million related to the securitization of loans that was abandoned.

During the six months ended December 31, 2003, the Company purchased $10,000,000 in investments in mortgage loans from Fund I and $6,077,000 from other related parties. For the same period, the

Company sold approximately $806,000 in investments in mortgage loans to Fund I and $1,375,000 to other related parties wholly-owned by Vestin Group, Inc.’s Chief Executive Officer.

NOTE E — REAL ESTATE HELD FOR SALE

At December 31, 2003, the Company held seven properties with a total carrying value of $17.0 million, net of a valuation allowance of $9,990, which were acquired through foreclosure and recorded as investments in real estate held for sale. The Company may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes the Company’s percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a summary of real estate held for sale as of December 31, 2003:

Description	% of ownership	Carrying Value

Custom residential property located in Santa Fe, New Mexico	7%	$75,737
40 acres of land containing 354 residential lots in Henderson, Nevada	34%	3,511,233
An approximate 200-unit apartment complex located in Las Vegas, Nevada	98%	7,213,936
11.42 acres of vacant land zoned commercial in Henderson, Nevada	100%	1,990,000
An uncompleted golf course in Mesquite, Nevada	36%	1,208,738
65 acres of raw land in Mesquite, Nevada	41%	928,453
Raw land in Mesquite, Nevada	42%	2,027,328

Total		$16,955,425

In July 2003, the Company entered into an agreement for the sale of a portion of the Company’s interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement required the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. The buyer completed the purchase of the 138 lots on July 14, 2003. The Company recorded a valuation adjustment as of June 30, 2003 of approximately $0.9 million to write down the carrying value of the Company’s interest in the parcel to the amount corresponding to the negotiated sale and option price.

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

NOTE F — SECURED BORROWINGS

As of December 31, 2003, the Company had $50.2 million in secured borrowings pursuant to intercreditor and certain participation agreements with the related amounts included in assets under secured borrowings. For the three-month periods ended December 31, 2003 and 2002, the Company recorded interest expense of approximately $1,581,000 and $785,000, respectively, related to the secured borrowings. For the six-month periods ended December 31, 2003 and 2002, the Company recorded interest expense of approximately $2,612,000 and $1,358,000, respectively, related to the secured borrowings.

NOTE G— NOTE RECEIVABLE

The Company received a note receivable from an unaffiliated borrower in the amount of $2.3 in connection with the sale of real estate. The note requires monthly interest payments at a rate of 8.5% per annum and is payable in full on June 13, 2005. The note is personally guaranteed by the owner of the borrower and is secured by a second deed of trust on 756 acres purchased by the borrower. The note is also related to the Company’s financing of a $1.5 million mortgage note due June 13, 2004, from the borrower for the sale of real estate located in the City of Mesquite, Nevada. The Company is using the cost recovery method of accounting for the financing. Accordingly, the Company will not recognize any income or the $2.3 million note receivable related to this transaction until the principal balance of both notes are paid in full. Payments received by the Company in excess of the principal balance will be recorded as income when, and if, received. Payments totaling $229,268 had been recorded as principal payments on the $1.5 million note through December 31, 2003.

NOTE H — NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on the Company’s financial statements.

NOTE I — LITIGATION INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgement to the Ninth Circuit United States Court of Appeals. The Company is not a party to the Action.

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

NOTE K — REDEMPTION LIMITATION

In order to comply with the Company’s operating agreement and Internal Revenue Service tax code, the Company may redeem no more than 10% of the members’ capital in any calendar year. Beginning capital as of January 1, 2003 was $315.0 million, which would limit redemptions to $31.5 million for calendar 2003. As of December 31, 2003, the total of redemptions made was $31.0 million. Beginning capital as of January 1, 2004 was $384.4 million, which would limit redemptions to $38.4 million for calendar 2004. As of December 31, 2003, requests to redeem approximately 3.4 million Units in 2004, 3.5 million Units in 2005, and 1.1 million Units in 2006 had been logged. Between January 1, 2004 and February 10, 2004, the Company has fulfilled $28.4 million of request for redemption related to 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund II, LLC (the “Company”) was organized in December 2000 as a Nevada limited liability company, for the purpose of investing in mortgage loans originated by the Company’s Manager, Vestin Mortgage, Inc. a licensed mortgage company in the State of Nevada (the “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC, Vestin Fund III, LLC and in Vestin Nevada, Inc. which are entities similar to Vestin Fund II, LLC. The loans are secured by real estate through deeds of trust and mortgages.

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three- and six-month periods ended December 31, 2003 and 2002. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K/A for the year ended June 30, 2003.

OVERVIEW

On June 13, 2001, the Company’s Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. The Company commenced raising funds through the sale of its units in June 2001; this offering will continue until the earlier of such time that the Company has raised $500 million or June 2004. As of December 31, 2003, the Company had sold approximately 43.0 million units of the total 50 million units offered. Members may also participate in the Company’s Distribution Reinvestment plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of December 31, 2003, an additional 1,392,685 units have been purchased under this plan. Additionally, in connection with the Company’s organization, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf.

SUMMARY OF FINANCIAL RESULTS

	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002

Total revenues	$10,464,647	$10,123,913	$22,370,156	$18,977,282
Total expenses	4,074,992	1,261,538	6,522,106	2,276,255

Net income	$6,389,655	$8,862,375	$15,848,050	$16,701,027

Net income allocated to members per weighted average membership units	$0.16	$0.30	$0.40	$0.61

Annualized rate of return to members (a)	6.4%	11.9%	7.9%	12.1%

Weighted average membership units	40,029,576	29,868,724	40,000,851	27,552,608

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of December 31, 2003 and 2002 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three and Six Months Ended December 31, 2003 Compared To Three and Six Months Ended December 31, 2002

Total Revenues. For the three months ended December 31, 2003, revenues totaled $10.5 million compared to $10.1 million for the same period in 2002, an increase of $0.4 million or 1%. For the six months ended December 31, 2003, revenues totaled $22.3 million compared to $19.0 million for the same period in 2002, an increase of $2.8 million or 17.0%. The increase in revenue for the six months ended December 31, 2003 compared to the same periods in the prior year was primarily due to the sharing of certain loan fees with the Manager and higher interest income due to a higher average loan balance.

Our Manager believes that the increase in non-performing assets is primarily the result of the individual circumstances of the borrowers involved. The increase in non-performing assets may also reflect the continuing weakness in the economy and the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. Our revenues will continue to suffer until we are able to convert these non-performing assets into interest paying mortgage loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.

Total Expenses. For the three months ended December 31, 2003, expenses totaled $4.0 million compared to $1.3 million for the same periods in 2002, an increase of $2.7 million. For the six months ended December 31, 2003, expenses totaled $6.5 million compared to $2.3 million for the same periods in 2002, an increase of $4.2 million. The increase in total expenses for the three and six months ended December 31, 2003 primarily related to higher interest expense for assets under secured borrowing, provisions for loan losses totaling $2.1 million, additional legal bills related to legal actions involving certain loans in 2003 compared to 2002 and expenses incurred in connection with the maintenance of real estate held for sale.

Net Income. Overall, the net income for the three months ended December 31, 2003 totaled $6.4 million compared to $8.9 million for the same period in 2002, a decrease of $2.5 million or 28%. Overall, the net income for the six months ended December 31, 2003 totaled $15.8 million compared to $16.7 million for the same period in 2002, a decrease of $0.9 million or 5%.

Annualized Rate of Return to Members. For the three months ended December 31, 2003, annualized rate of return to members totaled 6.4% as compared to 11.9% for the same periods in 2002. For the six months ended December 31, 2003, annualized rate of return to members totaled 7.9% as compared to 12.1% for the same periods in 2002. The decrease in annualized rate of return to members was the result of an increase in the total dollar amounts of non-performing loans and a lower level of invested assets for the three and six months ended December 31, 2003 compared to similar periods ended December 31, 2002.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets and loan losses which we experience. Beginning capital as of January 1, 2003 was $315.0 million, which would limit redemptions to $31.5 million for calendar 2003. During 2003, the total of redemptions made was $31.0 million. Beginning capital as of January 1, 2004 was $384.4 million, which would limit redemptions to $38.4 million for calendar 2004. As of December 31, 2003, requests to redeem approximately 3.4 million Units in 2004, 3.5 million Units in 2005, and 1.1 million Units in 2006 had been logged. Between January 1, 2004 and February 10, 2004, the Company has fulfilled $28.4 million of request for redemption related to 2004.

The U.S. economy has suffered from a mild recession over the recent past few years, and we have experienced a slowdown in commercial real estate lending in the markets we serve. A prolonged recession may continue to dampen real estate development activity, thereby diminishing the market for our loans. In addition, the overall decline in interest rates may be expected to diminish the interest rates we can charge on our loans. The weighted average interest rate on our loans at December 31, 2003 was 11.91%, as compared to 12.53% at June 30, 2003.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of December 31, 2003, the Company had investments in mortgage loans secured by real estate totaling $308,710,700, including 61 loans with an aggregate principal value of approximately $307,114,823 secured by first deeds of trust. Five loans are also secured by a second deed of trust totaling approximately $1,595,877. The Company’s second mortgage is junior to a first trust deed position held by the Company.

As of December 31, 2003, the weighted average contractual interest yield on the Company’s investment in mortgage loans is 11.91%. These mortgage loans have contractual maturities within the next 24 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions, the financial position of borrowers, and changes in collateral values from time of loan origination.

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

Based upon this evaluation the Company’s Manager believes that the allowance for loan losses totaling $11.0 million included in the accompanying balance sheet as of December 31, 2003 is adequate to meet estimated credit losses.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

Secured Borrowings

As of December 31, 2003, the Company had secured borrowings of $50.2 million related to intercreditor and participation agreements. Pursuant to the intercreditor agreements, the Investor may participate in certain loans with Vestin Mortgage, Vestin Fund II, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the intercreditor agreements are accounted for as a secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Pursuant to the participation agreements, the Investor may participate in certain loans with Vestin Fund II and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the participation agreements gives the participant the right to require substitution of its interest with another loan, or, if the right of substitution is not exercised and the participant holds more than 50% of the loan, the participant may request that the Lead Lender purchase a portion so that the Lead Lender has at least a 50% pro rata share of the non-performing loan. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company does not have any significant capital expenditures. Accordingly, the Company believes that cash held at bank institutions will be sufficient to meet the Company’s capital requirements in the next twelve months. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement, the Company recorded management fees to the

Manager during the three and six months ended December 31, 2003 of approximately $257,000 and $510,000, respectively.

During the six months ended December 31, 2003, cash flows provided by operating activities approximated $16.2 million. Investing activities consisted of cash provided by loan sales and payoffs of approximately $197.2 million, cash used in purchases of investments in mortgage loans approximating $155.8 million and the maturity of certificates of deposit approximating $4.3 million. Financing activities consisted of the payoff of the $2.0 million line of credit and $26.2 million in the purchase of new units, members’ redemptions in the amount of $21.2 million and distributions of $11.7 million (net of reinvestments).

As of December 31, 2003, members holding approximately 40% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our Members would reduce the capital we have available for investment. Such redemptions, which totaled approximately $31.0 million for the calendar year ended December 31, 2003 are limited by the terms of our Operating Agreement to not more than 10% per calendar year and are subject to other conditions. In order to comply with the Company’s operating agreement and Internal Revenue Service tax code, the Company may redeem no more than 10% of the members’ capital in any calendar year. Beginning capital as of January 1, 2003 was $315.0 million, which would limit redemptions to $31.5 million for calendar 2003. During 2003, the total of redemptions made was $31.0 million. Beginning capital as of January 1, 2004 was $384.4 million, which would limit redemptions to $38.4 million for calendar 2004. As of December 31, 2003, requests to redeem approximately 3.4 million Units in 2004, 3.5 million Units in 2005, and 1.1 million Units in 2006 had been logged. Between January 1, 2004 and February 10, 2004, the Company has fulfilled $28.4 million of request for redemption related to 2004.

Non-performing assets, which include loans on non-accrual (discussed in Note C) and real estate held for sale (discussed in Note E), totaled $94.2 million at December 31, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earning will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.

On June 25, 2003, the Company refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5% as a debt restructuring. The new loan has a term of 24 months. Interest income not recognized during the period as a result of the restructure was $187,883.

Our Manager believes that total non-performing assets at December 31, 2003 have increased since our year ended June 30, 2003, primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, the Company does not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated carrying values upon disposition, particularly if continuing economic weakness results in declining real estate values.

At December 31, 2003, the Company had $60.2 million in cash, $6.8 million in certificates of deposit, and $436.6 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of December 31, 2003, the Company had liabilities totaling $50.2 million as secured borrowings related to an intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Most of the Company’s assets consist of mortgage loans, including those that are financed under intercreditor agreements. At December 31, 2003, the Company’s aggregate investment in mortgage loans was $308,710,700 with a weighted average contractual yield of 11.91%. Loans financed under intercreditor agreements totaled $50,230,211 at December 31, 2003 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 12.45%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at December 31, 2003 are fixed rate loans. All of the mortgage loans are held for investment purposes and are held to their maturity date. None of the mortgage loans have prepayment penalties.

As of December 31, 2003, the Company had cash and investments in certificates of deposit and other short-term deposit accounts totaling $67.0 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter ended December 31, 2003.

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

Dated: February 17, 2004