Form 10-Q
period 2004-03-31
VESTIN FUND II LLC
filed 2004-05-17
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes [X] No [  ]

As of March, 31, 2004, the Issuer had 36,701,855 of its Units outstanding.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [X] No [  ]

Vestin Fund II, LLC

BALANCE SHEETS

	MARCH 31, 2004	JUNE 30, 2003
	(UNAUDITED)
ASSETS
Cash	$19,219,556	$5,740,806
Certificates of deposit	4,940,239	11,075,000
Interest and other receivables	6,025,225	3,898,231
Due from Vestin Fund I, LLC	1,283,935	216,171
Investment in mortgage loans, net of allowance for loan losses of $9,250,000 and $9,200,000 at March 31, 2004, and June 30, 2003, respectively	306,297,639	338,681,325
Real estate held for sale	20,387,658	15,833,099
Note receivable from Vestin Fund I, LLC	4,278,322	4,599,192
Assets under secured borrowings	45,662,989	26,729,643
Prepaid expenses	67,350	—

	$408,162,913	$406,773,467

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$482,476	$118,503
Due to Manager	1,515,062	2,328,150
Due to Vestin Group, Inc.	436,195	407,564
Line of credit	—	2,000,000
Secured borrowings	45,662,989	26,729,643
Deferred income	264,756	—

Total liabilities	48,361,478	31,583,860

Members’ equity - authorized 50,000,000 units, 36,701,855 units issued and outstanding at March 31, 2004, at $9.80 per unit, and 38,602,848 units issued and outstanding at June 30, 2003, at $10 per unit	359,801,435	375,189,607

Total members’ equity	359,801,435	375,189,607

Total liabilities and members’ equity	$408,162,913	$406,773,467

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF INCOME

(unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
Revenues
Interest income from investment in mortgage loans	$9,403,409	$10,196,721	$30,166,431	$28,647,804
Revenue related to the sale of real estate	2,333,333	—	2,333,333	—
Other income	189,228	105,958	1,796,364	632,156

Total revenues	11,925,970	10,302,679	34,296,128	29,279,960

Operating expenses
Management fees to Manager	257,495	209,411	767,749	559,052
Provision for loan losses	250,000	250,000	2,354,766	750,000
Interest expense	1,548,554	1,015,097	4,160,103	2,372,938
Valuation adjustments on real estate held for sale	—	—	9,990	—
Expenses related to real estate held for sale	395,451	—	1,015,026	—
Legal fees	23,415	—	505,361	—
Other	149,859	119,734	333,885	188,507

Total operating expenses	2,624,774	1,594,242	9,146,880	3,870,497

NET INCOME	$9,301,196	$8,708,437	$25,149,248	$25,409,463

Net income allocated to members	$9,301,196	$8,708,437	$25,149,248	$25,409,463

Net income allocated to members per weighted average membership units	$0.26	$0.26	$0.64	$0.86

Weighted average membership units	35,127,258	33,277,556	39,244,668	29,533,622

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(unaudited)

	Units	Amount
Members’ equity at June 30, 2003	38,602,848	$375,189,607
Issuance of units	2,623,842	26,238,415
Distributions	—	(22,974,609)
Reinvestments of distributions	643,460	6,434,603
Members’ redemptions	(5,168,295)	(50,235,829)
Net income	—	25,149,248

Members’ equity at March 31, 2004	36,701,855	$359,801,435

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
Cash flows from operating activities:
Net income	$25,149,248	$25,409,463
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowance on real estate held for sale	9,990	—
Provision for loan losses	2,354,766	750,000
Expenses related to real estate held for sale	—	—
Change in operating assets and liabilities:
Interest and other receivables	(2,126,994)	(1,441,006)
Due from Vestin Fund I, LLC	(1,067,764)	—
Due from related party	—	(94,510)
Deferred bond offering costs	—	(313,789)
Prepaid expenses	(67,350)	—
Accounts payable	363,973	41,398
Due to Manager	(1,060,320)	230,577
Due to Vestin Group, Inc.	28,631	—
Deferred income	264,756	—

Net cash provided by operating activities	23,848,936	24,582,133

Cash flows from investing activities:
Investments in mortgage loans on real estate	(215,015,071)	(249,971,443)
Purchase of mortgage loans from:
Vestin Fund I, LLC	(10,000,000)	(14,450,263)
Manager	—	(6,847,900)
Vestin Group, Inc.	—	(15,023,151)
Other related party	—	(4,674,950)
Private investor	(32,653,318)	(1,228,870)
Repayment of secured borrowing	(2,441,746)	—
Proceeds received from sale of mortgage loans to:
Vestin Fund I, LLC	806,489	13,575,000
Vestin Fund III, LLC	10,000,000	—
Manager	—	500,856
Vestin Group, Inc.	—	19,200,000
Other related party	1,375,000	3,674,950
Private investor	66,971,003	54,327,158
Proceeds from loan payoff	203,690,687	84,294,136
Capital outlays on real estate held for sale	(454,162)	—
Proceeds from sale of real estate held for sale	3,753,591	—
Purchase of investment in certificates of deposit	(265,239)	(3,400,000)
Proceeds from investment in certificates of deposit	6,400,000	—

Net cash provided by (used in) investing activities	32,167,234	(120,024,477)

Cash flows from financing activities:
Proceeds from issuance of membership units	26,238,415	119,212,123
Members’ distributions, net of reinvestments	(16,540,006)	(18,519,492)
Members’ withdrawals	(50,235,829)	(7,407,367)
Payment of line of credit	(2,000,000)	2,000,000

Net cash provided by (used in) financing activities	(42,537,420)	95,285,264

NET INCREASE (DECREASE) IN CASH	13,478,750	(157,080)
Cash, beginning of period	5,740,806	2,198,542

Cash, ending of period	$19,219,556	$2,041,462

Supplemental disclosures of cash flows information:
Non-cash financing activities:
Loans funded through secured borrowing	$21,375,092	$38,005,621

Real estate held for sale acquired through foreclosure	$9,422,232	$17,398,688

Reduction in Note Receivable from Vestin Fund I, LLC due to valuation allowance on real estate held for sale	$454,989	$—

Due to Manager assumed through foreclosure	$—	$745,159

Sale of rights to receive proceeds of guarantee	$—	$1,714,926

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE A — ORGANIZATION

Vestin Fund II, LLC, a Nevada limited liability company (the “Company”), is primarily engaged in the business of mortgage lending, where collateral is real property. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized in December 2000 and will continue until December 31, 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company’s Operating Agreement. As a company investing in mortgage loans and raising funds through a public offering, the Company is subject to the North American Securities Administration Act Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators.

The manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol “VSTN.” Vestin Group has received notice from Nasdaq that it no longer meets the minimum value of publicly held shares and shareholder’s equity required for its inclusion on the Nasdaq National Market. Vestin Group has applied for transfer to the Nasdaq Small Cap Market. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.7 billion in real estate loans. The Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, the operating results of the Company are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC, (“Fund I”), Vestin Fund III, LLC (“Fund III”) and in Vestin Nevada, Inc., entities in the similar business as the Company.

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

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

5. SECURED BORROWINGS

As of March 31, 2004, the Company had secured borrowings of $45.6 million related to intercreditor and participation agreements. Pursuant to the intercreditor agreements, the investor may participate in certain loans with Vestin Mortgage, Vestin Fund I, Vestin Fund III, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements have similar language that may give the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the intercreditor agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Pursuant to the participation agreements, the Investor may participate in certain loans with the Lead Lenders. In the event of borrower non-performance, the participation agreements gives the participant the right to require substitution of its interest with another loan, or, if the right of substitution is not exercised and the participant holds more than 50% of the loan, the participant may request that the Lead Lender purchase a portion so that the Lead Lender has at least a 50% pro rata share of the non-performing loan. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investment in mortgage loans as of March 31, 2004 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*
Acquisition and development	5	$32,301,860	9.44%	10.24%	67.12%
Bridge	29	93,271,524	10.84%	29.56%	58.68%
Commercial	17	117,898,695	11.11%	37.36%	67.10%
Construction	8	63,954,466	13.52%	20.27%	57.04%
Land	4	6,262,594	12.57%	1.98%	57.27%
Residential	1	1,858,500	14.00%	0.59%	54.02%

	64	$315,547,639	11.33%	100.00%	61.75%

Investment in mortgage loans as of June 30, 2003 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*
Acquisition and development	5	$29,147,011	13.25%	8.27%	44.26%
Bridge	5	17,408,179	12.20%	6.24%	65.99%
Commercial	27	147,747,322	11.63%	41.92%	64.85%
Construction	16	116,106,164	13.32%	32.94%	60.05%
Land	10	24,303,120	13.46%	6.89%	48.15%
Residential	7	13,169,529	12.88%	3.74%	66.76%

	70	$347,881,325	12.53%	100.00%	59.47%

*Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

	March 31, 2004	Portfolio	June 30, 2003	Portfolio
Loan Type	Balance	Percentage	Balance	Percentage
First mortgages	$307,989,704	97.60%	$345,887,427	99.43%
Second mortgages	7,557,935	2.40%	1,993,898	0.57%

	$315,547,639	100.00%	$347,881,325	100.00%

The following is a schedule of contractual maturities of investments in mortgage loans as of March 31, 2004:

2004	$172,397,993
2005	122,319,387
2006	20,830,259

$315,547,639

The following is a schedule by geographic location of investments in mortgage loans as of:

	March 31, 2004	Portfolio	June 30, 2003	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$42,167,188	13.36%	$54,080,498	15.55%
California	96,538,736	30.59%	45,636,450	13.12%
Colorado Colorado	8,948,668	2.84%	4,137,548	1.19%
Florida	656,063	0.21%	4,599,543	1.32%
Hawaii	31,228,155	9.90%	17,537,923	5.04%
Nevada	69,575,562	22.05%	104,308,196	29.98%
New York	19,849,549	6.29%	6,231,259	1.79%
North Carolina	1,610,058	0.51%	—	—%
Ohio	—	—%	12,629,726	3.64%
Oregon	—	—%	4,395,115	1.26%
Texas	44,973,660	14.25%	94,325,067	27.11%

	$315,547,639	100.00%	$347,881,325	100.00%

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5.5% to 14.5%. Revenue by product will fluctuate based upon relative balances during the period.

At March 31, 2004, six of the Company’s loans totaling $45.8 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. The Company has commenced foreclosure proceedings on these loans. The Company’s Manager evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans except as noted below.

As of March 31, 2004, the Company re-evaluated the underlying collateral for one of the above mentioned loans with a principal balance of $13,000,000. The collateral is 200 acres of land near Austin, Texas. The Company made the loan for construction of an 18-hole golf course and clubhouse. The Company ceased funding the construction loan when it determined that the borrower was significantly over budget for construction costs and behind in the timely completion of the project. The Company and the borrower are involved in litigation in Austin, Texas regarding the cessation of funding and the foreclosure. It is impossible to determine the timing or eventual outcome of this litigation. On October 6, 2003, the borrower declared bankruptcy which stayed the foreclosure. The Company has obtained estimates of current value for the partially completed golf course. Based on those estimates, the Company has provided for a specific allowance for loan loss of $7,000,000 related to this impaired loan. This specific allowance is included in the $9,250,000 allowance shown on the balance sheet as of March 31, 2004.

As of March 31, 2004, the Company’s Manager had granted extensions on 16 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of March 31, 2004 was approximately $88.4 million. The Company’s Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that the allowance for loan losses totaling $9,250,000 included in the accompanying balance sheet as of March 31, 2004 is adequate to address estimated credit losses in the Company’s investment in mortgage loan portfolio as of that date.

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

On June 25, 2003, the Company restructured a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. The Company’s investment in this loan was approximately $13.7 million as of March 31, 2004. No specific reserve has been provided for this loan based on the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized during the three months ended March 31, 2004 as a result of the restructure was $187,883.

NOTE D — RELATED PARTY TRANSACTIONS

For the three and nine months ended March 31, 2004 and 2003, the Company recorded management fees to the Company’s Manager of approximately $258,000 and $768,000, compared to $209,000 and $559,000, respectively for the same periods in 2003. Additionally, for the three and six months ended March 31, 2004, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $18,000 and $61,000 based upon the total of 110,000 units owned by the Company’s Manager. For the three and six months ended March 31, 2003, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $31,000 and $97,000.

During the nine months ended March 31, 2004, the Company purchased $10,000,000 in investments in mortgage loans from Fund I. For the same period, the Company sold approximately $806,000 in investments in mortgage loans to Fund I, $10,000,000 from Fund III and $1,375,000 to other related parties wholly-owned by Vestin Group, Inc.’s Chief Executive Officer. These transactions were undertaken in order to diversify the Company’s loan portfolio.

NOTE E — REAL ESTATE HELD FOR SALE

At March 31, 2004, the Company held 10 properties with a total carrying value of $20.4 million, net of a valuation allowance of $9,990, which were acquired through foreclosure and recorded as investments in real estate held for sale. The Company may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes the Company’s percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a rollforward of investments in real estate held for sale for the three months ended March 31, 2004:

	Percentage	Balance at					Balance at
	of	January 1,			Valuation		March 31,
Description	Ownership	2004	Acquisitions	Sales	Adjustments	Other*	2004
Custom residential property located in Santa Fe, New Mexico	7%	$75,737	$—	$—	$—	$—	$75,737
40 acres of land containing 354 residential lots in Henderson, Nevada	34%	3,511,233	—	—	—	—	3,511,233
An approximate 200-unit apartment complex located in Las Vegas, Nevada	98%	7,213,936	—	—	—	(4,000,000)	3,213,936
11.42 acres of land zoned commercial in Henderson, Nevada	100%	1,990,000	—	(1,990,000)	—	—	—
Two real estate parcels in Cedar Park, Texas.	100%	—	2,321,900	—	—	—	2,321,900
Hotel/Casino in Las Vegas, Nevada	28%	—	6,190,333	—	—	—	6,190,333
An uncompleted golf course in Mesquite, Nevada	36%	1,208,738	—	—	—	—	1,208,738
65 acres of raw land in Mesquite, Nevada	41%	928,453	—	—	—	—	928,453
Raw land in Mesquite, Nevada	42%	2,027,328	—	—	—	—	2,027,328

Total		$16,955,425	$9,422,232	$(1,990,000)	$—	$(4,000,000)	$20,387,658

This schedule includes properties that have been sold to independent third parties and the financing has been provided by the Company. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property and remove it from inventory. The following table summarizes such investments in real estate held for sale that have been sold which the buyer/borrower does not have the required percentage of equity ownership to record the sale of property and remove it from inventory at March 31, 2004:

	Percentage		Balance at
	Of		March 31,
Description	Ownership	Date Sold	2004
An approximate 200-unit apartment complex located in Las Vegas, Nevada	98%	October 2003	$3,213,936
An uncompleted golf course in Mesquite, Nevada	36%	August 2003	1,208,738
37 acres of raw commercial land in Mesquite, Nevada	41%	August 2003	928,453
Raw residential land in Mesquite, Nevada	42%	August 2003	356,727

Total			$5,707,854

* Through foreclosure proceedings in the first calendar quarter of 2003, the Company assumed an approximate 98% ownership of a 200-unit apartment complex as described above. In October 2003, the Company sold the property to a third party. However, the Company financed 100% of the sale. GAAP requires 20% of the sales price to be funded by the buyer to record a sale. During March 2004, the Company received a payoff of $4,000,000 on its loan to the borrower. Since the payoff resulted from a sale of the note through an intercreditor agreement and no further cash equity was injected by the buyer, the Company did not record the entire sale, only that portion that relates to the loan payoff.

During the three months ended March 31, 2004, the Company foreclosed on two loans secured by two real estate parcels in Cedar Park, Texas. The Company had already provided a valuation allowance of approximately $2.0 million on the two loans associated with the properties. Through foreclosure, these allowances were carried forward into the carrying value of the properties. No additional reserves were provided upon foreclosure based on the estimated underlying collateral value.

During February 2004, the Company foreclosed on two loans and took title to the collateral which consists of a hotel/casino on approximately 25 acres of land. No specific reserve was provided upon foreclosure based on the estimated underlying collateral value.

During March 2004, the Company sold 11.42 acres of land in Henderson, Nevada for approximately $2.0 million which approximated the carrying value of the real estate.

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

NOTE F — SECURED BORROWINGS

As of March 31, 2004, the Company had $45.7 million in secured borrowings pursuant to intercreditor and certain participation agreements with the related amounts included in assets under secured borrowings. For the three-month periods ended March 31, 2004 and 2003, the Company recorded interest expense of approximately $1.5 million and $1.0 million, respectively, related to the secured borrowings. For the nine-month periods ended March 31, 2004 and 2003, the Company recorded interest expense of approximately $4.2 million and $2.4 million, respectively, related to the secured borrowings.

NOTE G — NOTE RECEIVABLE

The Company received a promissory note from an unaffiliated party in the amount of $2.3 million in connection with the sale of real estate. The note reflected a finder’s fee by the Company; the Company did not loan any money to the unaffiliated party with respect to the $2.3 million. The note required monthly interest payments at a rate of 8.5% per annum and was payable in full on June 13, 2005. The Company loaned $1.5 million to the unaffiliated party and received a mortgage note due June 13, 2004, in connection with the sale of real estate located in the City of Mesquite, Nevada. The Company was using the cost recovery method of accounting for the transaction. Accordingly, the Company did not recognize any income on the $2.3 million note until the principal balances on both notes were paid in full. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off. In February 2004, the $2.3 million note was paid off and the Company recorded the $2.3 million as income related to the original note and $0.3 million in income related to interest payments received prior to loan payoff.

NOTE H — NOTE RECEIVABLE FROM FUND I

As of March 31, 2004, the Company is due approximately $4.3 million, net of a valuation allowance of $0.3 million, from Fund I which foreclosed on its second mortgage on a building located in Las Vegas, Nevada and obtained ownership to the property subject to the existing debt which included a note payable totaling $4.6 million owed to the Company.

NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on the Company’s financial statements.

NOTE J — LITIGATION INVOLVING THE MANAGER

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

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land Appealed the judgment to the Ninth Circuit United States Court of Appeals. The Company is not a party to the Action.

NOTE K — LITIGATION INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund I, and Vestin Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of May 17, 2004. The Company believes that it has fully complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

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

NOTE L — REDEMPTION LIMITATION

In order to comply with the Company’s operating agreement and Internal Revenue Code, the Company may redeem no more than 10% of the members’ capital in any calendar year. As of March 31, 2004, the total redemptions made from inception was $63.1 million. Beginning capital as of January 1, 2004 was $384.4 million, which would limit redemptions to $38.4 million for calendar 2004. As of March 31, 2004, remaining requests to redeem approximately $3.8 million in 2004, $34.0 million in 2005, $23.3 million s in 2006, $19.3 million in 2007, $3.4 million in 2008, and $0.2 million in 2009 had been logged. The Company does not accept the maximum amount of redemptions for each year to allow for the redemption of reinvested distributions as well as those who must take required distributions from Individual Retirement Accounts in accordance with the Internal Revenue Code.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine month periods ended March 31, 2004 and 2003. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K/A for the year ended June 30, 2003.

BACKGROUND

Vestin Fund II, LLC (the “Company”) was organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans originated by the Company’s manager, Vestin Mortgage, Inc. (“the Manager”), a licensed mortgage company in the State of Nevada. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Group has received notice from Nasdaq that it no longer meets the minimum value of publicly held shares and shareholder’s equity required for its inclusion on the Nasdaq National Market. Vestin Group has applied for transfer to the Nasdaq Small Cap Market. Vestin Mortgage is also the manager of Vestin Fund I, LLC, Vestin Fund III, LLC and in Vestin Nevada, Inc. which are entities in similar businesses to Vestin Fund II, LLC. The loans are secured by real estate through deeds of trust and mortgages.

OVERVIEW

On June 13, 2001, the Company’s Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. The Company commenced operations on June 15, 2001. The Company commenced raising funds through the sale of its units in June 2001; this offering will continue until the earlier of such time that the Company has raised $500 million or June 2004. As of March 31, 2004, the Company had sold approximately 43.0 million units of the total 50 million units offered. Members may also participate in the Company’s Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of March 31, 2004, an additional 1,650,450 units have been purchased under this plan. Additionally, in connection with the Company’s organization, the Company issued 110,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf.

The Company’s operating results are affected primarily by (i) the amount of capital the Company has to invest in mortgage loans, (ii) the level of real estate lending activity in the markets the Company services, (iii) the Company’s ability to identify and work with suitable borrowers, (iv) the interest rates the Company is able to charge on its loans and (v) the level of non-performing assets and loan losses which the Company experiences. As of March 31, 2004, the Company had total non-performing assets of $60.5 million an increase of approximately 50% as compared to March 31, 2003.

SUMMARY OF FINANCIAL RESULTS

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Total revenues	$11,925,970	$10,302,679	$34,296,128	$29,279,960
Total expenses	2,624,774	1,594,242	9,146,880	3,870,497

Net income	$9,301,196	$8,708,437	$25,149,248	$25,409,463

Net income allocated to members per weighted average membership units	$0.26	$0.26	$0.64	$0.86

Annualized rate of return to members (a)	10.6%	10.5%	8.5%	11.5%
Weighted average membership units	35,127,258	33,277,556	39,244,668	29,533,622

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of March 31, 2004 and 2003 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three and Nine Months Ended March 31, 2004 Compared To Three and Nine Months Ended March 31, 2003

Total Revenues. For the three months ended March 31, 2004, revenues totaled $11.9 million compared to $10.3 million for the same period in 2003, an increase of $1.6 million or 16%. For the nine months ended March 31, 2004, revenues totaled $34.3 million compared to $29.3 million for the same period in 2003, an increase of $5.0 million or 17.0%. The increase in revenue for the nine months ended March 31, 2004 compared to the same periods in the prior year was primarily due to the recognition of $2.6 million in other income related to a promissory note from an unaffiliated party. The $2.3 million note reflected a finder’s fee payable to the Company in connection with the sale of real estate. The Company did not loan any money to the unaffiliated party with respect to the $2.3 million. The note required monthly interest payments at a rate of 8.5% per annum and was payable in full on June 13, 2005. The Company loaned $1.5 million to the unaffiliated party and received a mortgage note due June 13, 2004 in connection with the sale of real estate located in the City of Mesquite, Nevada. The Company was using the cost recovery method of accounting for the transaction. Accordingly, the Company did not recognize any income on the $2.3 million note until the principal balances on both notes were paid in full. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off. In February 2004, the $2.3 million note was paid off and the Company recorded the $2.3 million as income related to the original note and $0.3 million in income related to interest payments received prior to loan payoff.

Total non-performing assets increased from $30.4 million as of March 31, 2003 to $60.5 million as of March 31, 2004. These assets represent non-performing loans totaling $45.8 million and $14.7 million in real estate held for sale. The Company’s Manager believes that the increase in these assets is primarily the result of the individual circumstances of the borrowers involved. The increase in non-performing assets may also reflect the continuing weakness in the economy and the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. The Company’s revenues will continue to suffer until the Company is able to convert these non-performing assets into interest paying mortgage loans. The Company will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. The Company intends to sell properties acquired through foreclosure as soon as practicable, consistent with its objective of avoiding a loss of principal on our loans. However, the Company cannot predict how quickly it will be able to sell foreclosed properties.

As of March 31, 2004, the Company’s Manager had granted extensions on 16 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of March 31, 2004 was approximately $88.4 million. The Company’s Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

The U.S. economy has suffered from a mild recession starting in 2001 and the effects of that recession and the weak recovery have caused a slowdown in the hard money commercial real estate lending in the markets the Company serves. A prolonged recession may continue to dampen real estate development activity, thereby diminishing the market for the Company’s loans. In addition, the overall decline in interest rates may be expected to diminish the interest rates the Company can charge on its loans. The weighted average interest rate on the Company’s loans at March 31, 2004 was 11.33%, as compared to 12.53% at June 30, 2003.

Total Expenses. For the three months ended March 31, 2004, expenses totaled $2.6 million compared to $1.6 million for the same period in 2003, an increase of $1.0 million. For the nine months ended March 31, 2004, expenses totaled $9.1 million compared to $3.9 million for the same period in 2003, an increase of $5.2 million. The increase in total expenses for the three and nine months ended March 31, 2004 is primarily related to higher interest expense of $1.5 million and $3.8 million, for assets under secured borrowing, provisions for loan losses on specific properties totaling $0.3 million and $1.1 million, increased legal fees of approximately $75,000 and $376,000 incurred in connection with foreclosure proceedings and related actions related to legal actions and expenses of approximately $4,000 and $47,000 incurred in connection with the maintenance of real estate held for sale. Expenses may continue at this higher level in the immediate future if non-performing assets increase and the Company is required to incur additional reserves against possible losses as well as additional expenses related to the foreclosure process and the maintenance and sale of foreclosed properties.

Net Income. Overall, the net income for the three months ended March 31, 2004 totaled $9.3 million compared to $8.7 million for the same period in 2003, an increase of $0.6 million or 7%. Overall, the net income for the nine months ended March 31, 2004 totaled $25.1 million compared to $25.4 million for the same period in 2003, a decrease of $0.3 million or 1%.

Annualized Rate of Return to Members. For the three months ended March 31, 2004, annualized rate of return to members totaled 10.6% as compared to 10.5% for the same period in 2003. For the nine months ended March 31, 2004, annualized rate of return to members totaled 8.5% as compared to 11.5% for the same period in 2003. The decrease in annualized rate of return to members for the nine months ended March 31, 2004 was the result of an increase in the total dollar amounts of non-performing loans and a lower level of invested assets compared to the same period in 2003.

Distributions to Members. For the three month period ended March 31, 2004, members received distributions totaling $6,438,811, as compared to distributions totaling $9,249,886 for the three months ended March 31, 2003. For the nine month period ended March 31, 2004, members received distributions totaling $22,974,609, as compared to distributions totaling $25,091,442 for the nine months ended March 31, 2003. The foregoing distributions for the three and nine month periods ending March 31, 2004 were paid entirely from Net Income Available for Distribution as defined in the Company’s Operating Agreement. With respect to distributions paid in fiscal 2003, $541,449 paid for the three months ended March 31, 2003 represented a return of capital and the balance of the distributions were paid from Net Income Available for Distribution as defined in the Company’s Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

Redemptions. In order to comply with the Company’s operating agreement and Internal Revenue Code, the Company may redeem no more than 10% of the members’ capital in any calendar year. As of March 31, 2004, the total of redemptions made from inception was $63.1 million. Beginning capital as of January 1, 2004 was $384.4 million, which would limit redemptions to $38.4 million for calendar 2004. As of March 31, 2004, remaining requests to redeem approximately $3.8 million in 2004, $34.0 million in 2005, $23.3 million s in 2006, $19.3 million in 2007, $3.4 million in 2008, and $0.2 million in 2009 had been logged. The Company does not accept the maximum amount of redemptions for each year to allow for the redemption of reinvested distributions as well as those who must take required distributions from Individual Retirement Accounts in accordance with the Internal Revenue Code.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2004, the Company had investments in mortgage loans secured by real estate totaling $315,547,639, including 64 loans with an aggregate principal value of approximately $307,989,704 secured by first deeds of trust. Four loans are also secured by a second deed of trust totaling approximately $7,557,935. The Company’s second mortgage is junior to a first trust deed position held by the Company.

As of March 31, 2004, the weighted average contractual interest yield on the Company’s investment in mortgage loans is 11.33%. These mortgage loans have contractual maturities within the next 24 months.

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

Based upon this evaluation the Company’s Manager believes that the allowance for loan losses totaling $9.3 million included in the accompanying balance sheet as of March 31, 2004 is adequate to meet estimated credit losses.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values, purchase offers or any other basis deemed appropriate to assess such values.

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

Secured Borrowings

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Vestin Mortgage, Vestin Fund I and/or Vestin Fund III (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements may provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. Consequently, the investor is in a priority lien position against the collateralized loans and mortgage loan financing under the intercreditor arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

Similarly, pursuant to the participation agreements, the Investor may participate in certain loans with the Lead Lenders. In the event of borrower non-performance, the participation agreements gives the participant the right to require substitution of its interest with another loan, or, if the right of substitution is not exercised and the participant holds more than 50% of the loan, the participant may request that the Lead Lender purchase a portion so that the Lead Lender has at least a 50% pro rata share of the non-performing loan. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company does not have any significant capital expenditures. Accordingly, the Company believes that cash held at bank institutions will be sufficient to meet the Company’s capital requirements in the next twelve months. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement, the Company recorded management fees to the Manager during the three and nine months ended March 31, 2004 of approximately $257,000 and $768,000, respectively.

During the nine months ended March 31, 2004, cash flows provided by operating activities totaled $23.8 million.

Investing activities consisted of the following:

•	Proceeds from loan sales and payoffs of $282.8 million

•	Cash used to purchase or fund loans of $257.7 million

•	Proceeds from the sale of real estate held for sale of $3.8 million

•	Capital outlays on real estate held for sale of $0.5 million

•	Proceeds from the maturity of certificates of deposit of $6.4 million

Financing activities consisted of the following:

•	Payoff of line of credit totaling $2.0 million

•	Cash proceeds from the sale of units of $26.2 million

•	Cash outflows from members’ distributions, net of reinvestments totaling $16.5 million

•	Cash outflows from redemptions of membership units of $50.2

As of March 31, 2004, members holding approximately 40% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our Members would reduce the capital we have available for investment. In order to comply with the Company’s operating agreement and Internal Revenue Code, the Company may redeem no more than 10% of the members’ capital in any calendar year. As of March 31, 2004, the total of redemptions made from inception was $63.1 million. Beginning capital as of January 1, 2004 was $384.4 million, which would limit redemptions to $38.4 million for calendar 2004. As of March 31, 2004, remaining requests to redeem approximately $3.8 million in 2004, $34.0 million in 2005, $23.3 million s in 2006, $19.3 million in 2007, $3.4 million in 2008, and $0.2 million in 2009 had been logged. The Company does not accept the maximum amount of redemptions for each year to allow for the redemption of reinvested distributions as well as those who must take required distributions from Individual Retirement Accounts in accordance with the Internal Revenue Code.

Non-performing assets, which include loans on non-accrual (discussed in Note C) and real estate held for sale (discussed in Note E), totaled $60.5 million at March 31, 2004 compared to $94.2 million at December 31, 2003, a decrease of $33.7 million. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earning will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Because of the estimated value of the underlying properties, the Company does not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated carrying values upon disposition, particularly if continuing economic weakness results in declining real estate values.

On June 25, 2003, the Company refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5% as a debt restructuring. The Company’s investment in this loan was approximately $13.7 million as of March 31, 2004. The new loan has a term of 24 months. Interest income not recognized during the three months ended March 31, 2004 as a result of the restructure was $187,883.

At March 31, 2004, the Company had $19.2 million in cash, $4.9 million in certificates of deposit, and $408.2 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of March 31, 2004, the Company had liabilities totaling $45.7 million as secured borrowings related to intercreditor and participation agreements. Intercreditor agreements may provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Vestin Mortgage, Vestin Fund I and/or Vestin Fund III (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements may provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest.

Pursuant to the participation agreements, the Investor may participate in certain loans with the Lead Lenders. In the event of borrower non-performance, the participation agreements gives the participant the right to require substitution of its interest with another loan, or, if the right of substitution is not exercised and the participant holds more than 50% of the loan, the participant may request that the Lead Lender purchase a portion so that the Lead Lender has at least a 50% pro rata share of the non-performing loan. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

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

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

Risks of Investing in Mortgage Loans

•	The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company’s Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

•	The Company’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company’s revenues and the distributions to members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company’s reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

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

Most of the Company’s assets consist of mortgage loans, including those that are financed under intercreditor agreements. At March 31, 2004, the Company’s aggregate investment in mortgage loans was $315,547,639 with a weighted average contractual yield of 11.33%. Loans financed under intercreditor agreements totaled $45,662,989 at March 31, 2004 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 11.19%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at March 31, 2004 are fixed rate loans. All of the mortgage loans are held for investment purposes and are held to their maturity date. None of the mortgage loans have prepayment penalties.

As of March 31, 2004, the Company had cash and investments in certificates of deposit and other short-term deposit accounts totaling $24.2 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans.

The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Manager’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund I and Vestin Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of May 17, 2004. The Company believes that it has fully complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1(1)	Articles of Organization

4.1(2)	Amended and Restated Operating Agreement

4.2(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to all states except Minnesota and Michigan) (included as Exhibit B to the prospectus)

4.3(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to Minnesota and Michigan) (included as Exhibit C to the prospectus)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003.

(b) Reports on Form 8-K

     The Company filed two Current Reports on Form 8-K with the Securities and Exchange Commission during the first quarter of 2004 on February 4, 2004 and February 25, 2004, which report the following items:

     (i) Item 4 — Changes Regarding Certifying Accountants

     (ii) Item 7 — Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND II, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ Lance K. Bradford

Lance K. Bradford
Director, Chief Financial Officer,
Treasurer, and Secretary
(Chief Financial Officer of the Manager
and Duly Authorized Officer)

Dated: May 17, 2004

VESTIN FUND II, LLC

A Nevada Limited Liability Company

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1(1)	Articles of Organization

4.1(2)	Amended and Restated Operating Agreement

4.2(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to all states except Minnesota and Michigan) (included as Exhibit B to the prospectus)

4.3(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to Minnesota and Michigan) (included as Exhibit C to the prospectus)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003.