Form 10-K
period 2004-06-30
VESTIN FUND II LLC
filed 2004-09-13
CIK 1130284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 333-52484

VESTIN FUND II, LLC

(Exact name of registrant as specified in its charter)

NEVADA	88-0481336
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8379 WEST SUNSET ROAD, LAS VEGAS, NEVADA 89113
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of August 31, 2004, 36,749,861 Units of interest in the Company were outstanding.

Documents incorporated by reference: None.

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

ITEM 1. BUSINESS

General

We were organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. Through June 30, 2004, we raised approximately $432.0 million through a public offering of our membership interests (“Units”). Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and traded on the Nasdaq SmallCap Market under the ticker symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this annual report, from time to time, we will refer to our company, Vestin Fund II, LLC, as the “Company.”

We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Florida, Hawaii, Nevada, New York, North Carolina and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans, borrowers are willing to pay us an interest rate that is two to five points above the rates charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

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

When selecting mortgage loans for us, Vestin Mortgage adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.	Priority of Mortgages. Generally, our assets are secured by first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest in on the security property will not be junior to more than one other mortgage. As of June 30, 2004, more than 99% of the principal amount of our outstanding interest in loans was secured by first mortgages.

2.	Loan-to-Value Ratio. The amount of our loan combined with the outstanding debt secured by a senior mortgage on a security property does not exceed the following percentage of the appraised value of the security property at origination:

Type of Secured Property	Loan-to-Value Ratio
Residential	75%
Unimproved Land	60% (of anticipated as-if development value)
Acquisition and Development	60% (of anticipated as-if development value)
Commercial Property	75% (of anticipated as-if development value)
Construction	75% (of anticipated post-development value)
Bridge	75% (of anticipated as-if development value)
Leasehold Interest	75% (of value of leasehold interest)

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

The Manager receives an appraisal at the time of loan underwriting, which may have been commissioned by the borrower and also may precede the placement of the loan with us. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. The appraisal may be for the current estimate of the “as-if developed” value of the property which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

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

3.	Construction Mortgage Loans. We invest in construction loans other than home improvement loans on residential property, when the loan-to-value ratio does not exceed 75% of the appraised, completed value of the security property at origination.

4.	Terms of Mortgage Loans. Our loans to date in 2004 range from a four-month term to a 30-month term. Most of our loans are for a term of 12 months. Our original loan agreements, however, permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

Currently all of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we invest in mortgage loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2004, we had outstanding principal on mortgage loans that had interest reserves of approximately $94.0 million and interest reserves in the amount of approximately $8.8 million.

5.	Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of Vestin Mortgage or any other nominee.

6.	Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including Vestin Mortgage, for a price not in excess of the carrying value of the note, plus allowable fees and expenses, but without the allowance of any other compensation for the loans.

7.	Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note upon acquisition. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the mortgage loan will not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property prior to acquisition of the loan.

8.	Participation. We participate in loans with other lenders, including affiliates as permitted by the North American Securities Administrators Association guidelines (“NASAA Guidelines”), by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan.

•	We are seeking to increase the diversification of our loan portfolio.

•	Vestin Mortgage originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

As of June 30, 2004, 44% of our loans were loans in which we participated with other lenders.

9.	Diversification. The NASAA Guidelines provide that we neither invest in or make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital.

10.	Reserve Fund. We have established contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

11.	Credit Evaluations. When reviewing a loan proposal, Vestin Mortgage determines whether a borrower has sufficient equity in the security property. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

12.	Sale of Mortgage Investments. Although Vestin Mortgage has no plans to do so, Vestin Mortgage may sell our mortgage loans or interest in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.

Mortgage Loans to Affiliates

We will not invest in mortgage loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a mortgage loan payable by Vestin Mortgage when Vestin Mortgage has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Purchase of Loans from Vestin Mortgage and its Affiliates

In addition to those loans Vestin Mortgage selects for us, we purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage’s own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as Vestin Group, Michael Shustek, Chief Executive Officer of Vestin Group, or another principal of Vestin Mortgage. However, we will not acquire a loan from or sell a loan to a mortgage program in which Vestin Mortgage has an interest except in compliance with NASAA Guidelines.

Types of Loans We Invest In

We primarily invest in loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans.

Raw and Unimproved Land Loans

Approximately 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser, upon which development is dependent on availability of financing. As of June 30, 2004, approximately 19% of our loans were in this category.

Acquisition and Development Loans

Approximately 10% to 25% of the loans invested in by us may be acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of June 30, 2004, approximately 22% of our loans were in this category.

Construction Loans

Approximately 10% to 70% of our loans may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of June 30, 2004, approximately 18% of our loans were in this category.

Commercial Property Loans

Approximately 20% to 50% of the loans invested in by us may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to acquire income producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the value of the property and will generally invest in loans for up to 75% of such appraised value of the property. As of June 30, 2004, approximately 24% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will generally invest in loans for up to 75% of the value of the property. As of June 30, 2004, there were no loans in this category.

Bridge Loans

Up to 15% of our loans may be bridge loans. Such loans provide interim financing (12 to 24 months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value of the property. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances, and therefore, may not be an accurate indicator of the fair value of the property. As of June 30, 2004, approximately 15% of our loans were in this category.

Collateral

The types of collateral that will secure the loans include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

Most of our loans are secured by a first deed of trust. Thus as a lender, we will have rights as a first mortgage lender of the collateralized property. As of June 30, 2004, more than 99% of our loans were secured by a first deed of trust.

Second Deed of Trust

In the future, up to 10% of our loans may be secured by second deeds of trust. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of June 30, 2004, less than 1% of our loans were secured by a second deed of trust.

Leasehold Interest

Up to 20% of the loans invested in by us may be in loans where the collateral is an interest in a lease. As of June 30, 2004, we did not have any loans secured by a leasehold interest.

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

Interest Reserves

We sometimes invest in loans which include a commitment for an interest reserve which is usually established at loan closing. The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances. As of June 30, 2004, interest reserves had been established on approximately $94.0 million of our outstanding loans.

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

Variable Rate Loans

Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made. As of June 30, 2004, we did not hold any variable rate loans, and all of the loans in the mortgage loans portfolio were fixed rate loans.

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

Competition

Generally, real estate developers depend upon the timely completion of a project to obtain a competitive advantage when selling their properties. We have sought to attract real estate developers by offering expedited loan processing, which generally provides quick loan approval and funding of a loan. As a result, we have established a market niche as a non-conventional mortgage lender.

We consider our direct competitors to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. To a lesser extent, we also compete with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Our principal competitors in our market niche as a non-conventional mortgage lender include: USA Capital, Residential Funding, First Security Bank, and United Bank of Texas. No particular competitor dominates the market. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

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

Investment capital raised by us is subject to the Mortgage Program Guidelines of the North American Securities Administrators Association (“NASAA”). These guidelines are adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to Vestin Mortgage and its affiliates are generally limited by guidelines set forth the NASAA program guidelines. These guidelines also include certain investment procedures and criteria which are required for new loan investments.

Because our business is regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by us, or otherwise adversely affect our business or prospects.

Employees

We do not have any employees. Our Manager, Vestin Mortgage, and its parent company, Vestin Group, provide all of the employees necessary for our operations. As of September 13, 2004, those entities had a total of 70 full-time and no part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.

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

ITEM 2. PROPERTIES

Our Manager, Vestin Mortgage, operates from its executive offices at 8379 West Sunset Road, Las Vegas, Nevada 89113. We do not have any separate offices.

Our Manager shares office facilities of approximately 41,614 square feet with its parent corporation, Vestin Group, which in turn leases its principal executive offices from Vestin Fund III. The lease agreement governing this property expires in March 2014 and the base rent is approximately $72,824 per month.

ITEM 3. LEGAL PROCEEDINGS

Legal Matters Involving Our Manager

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit. We are not a party to the Action.

Our Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Our Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our Manager’s net income in any particular period.

Legal Matters Involving the Company

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Vestin Fund I and Vestin Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of September 13, 2004. We believe that we have complied with SEC disclosure requirements and are cooperating with the inquiry. We cannot at this time predict the outcome of the inquiry.

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of Units.

Holders

As of June 30, 2004, approximately 5,601 Unit holders held 36,804,169 Units of interest in the Company.

Dividend Policy

We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. Our Operating Agreement also permits distributions of capital. We made distributions of approximately $29,097,371 (prior to reinvested distributions) during the fiscal year ended June 30, 2004, all of which was paid from Net Income Available for Distribution. We distributed $34,688,196 during the fiscal year ended June 30, 2003, of which $10,916,892 represented a return of capital. It is our intention to continue to distribute most of our Net Income Available for Distribution to our Unit holders.

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased under the
Period	Units Purchased	per Unit	Programs	Plans or Programs
April 2004	21,285	$10.00	None	None
May 2004	28,194	$10.00	None	None
June 2004	4,365	$10.00	None	None
Total	53,844	$10.00	None	None

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report.

Vestin Fund II, LLC

	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001

Balance Sheet Data:
Investments in mortgage loans (net of allowance)	$303,853,086	$338,681,325	$222,058,326	$8,473,473
Cash, cash equivalents, certificates of deposits and short-term investments	$14,361,734	$16,815,806	$8,623,542	$2,107,602
Interest and other receivables	$4,223,499	$3,898,231	$2,189,631	$8,086
Due from Vestin Fund I	2,987,340	216,171	$—	$—
Real estate held for sale	$33,971,610	$15,833,099	$—	$—
Note receivable Vestin Fund I	4,278,322	—	$—	$—
Assets under secured borrowing	$61,924,186	$26,729,643	$—	$—
Other assets	$—	$—	$255,637	$—
Total assets	$425,599,777	$406,773,467	$233,127,136	$—
Liabilities	$64,530,466	$31,367,689	$650,765	$—
Members’ capital	$361,069,311	$375,189,607	$232,476,371	$10,589,161
Total liabilities and members’ capital	$425,599,777	$406,557,296	$233,127,136	$10,589,161

	12 months ended	12 months ended	12 months ended	12 months ended
	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001
			(unaudited)	(unaudited)

Income Statement Data:
Revenues	$43,469,293	$40,312,535	$15,290,345	$15,405
Expenses	$11,738,534	$16,541,231	$868,021	$20
Net income	$31,730,759	$23,771,304	$14,422,324	$15,385
Net income allocated to members	$31,730,759	$23,771,304	$14,422,324	$15,385
Net income allocated to members per weighted average membership units	$0.86	$0.76	$1.19	$0.01
Cash distributions	$29,097,371	$34,688,196	$15,739,698	$—
Cash distributions per weighted average membership units	$0.79	$1.10	$1.30	$—
Weighted average membership units	36,714,812	31,430,793	12,114,955	1,157,378

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We commenced the offering of our Units in June 2001. Our offering terminated June 12, 2004. Our financial results reflect the amount of capital we had available for investment in mortgage loans. Our past performance may not be indicative of future results. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-K.

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

Our operating results are affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of foreclosures and related loan losses which we may experience. These funds, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under “Capital and Liquidity.”

Our operating results during the past several years have been adversely affected by the fact that interest rates are at a 40-year low. The low interest rates diminish the interest rates we can charge on our loans. The average interest rate on our loans at June 30, 2004 was 10.9% as compared to 12.5% at June 30, 2003. In addition, our operating results have been adversely affected by the increase in our non-performing assets. Non-performing assets totaled approximately $80.0 million or 17% of our total assets as of June 30, 2004 as compared to $50.8 million or 11% of our total assets as of June 30, 2003. A weakening economy and poor credit decisions by our Manager may result in an increase in non-performing assets. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans in order to enhance their collectibility. In this regard, it should be noted that the weighted average term of our outstanding loans as of June 30, 2004 was 15 months, compared to 12.9 months at June 30, 2003.

We seek to maintain a low loan-to-value ratio which, as of June 30, 2004, was 61% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

Historically, our Manager has focused its operations on Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of June 30, 2004, 29% of the principal amount of our loans were secured by real estate in Nevada, while 25%, 14%, 14%, and 11% were secured by real estate in California, Texas, Arizona and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. Commercial real estate markets in Nevada have continued to prosper, with significant borrowing activity, throughout the current recession. The commercial real estate markets in Hawaii, Texas, Arizona and California also appear to be relatively strong.

Fiscal Year Ended June 30, 2004 Compared To June 30, 2003

RESULTS OF OPERATIONS	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	JUNE 30, 2004	JUNE 30, 2003

Total revenues	$43,469,293	$40,312,535
Total expenses	$11,738,534	$16,541,231
Net income	$31,730,759	$23,771,304
Net income allocated to members per
weighted average membership units	$31,730,759	$23,771,304
Annualized rate of return to members(a)	8.6%	7.6%
Weighted average membership units	36,714,812	31,430,793

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of June 30, 2004 and 2003 divided by ten (the $10 cost per unit).

Total Revenues. For the fiscal year ended June 30, 2004, total revenues were approximately $43.5 million compared to $40.3 million for the fiscal year ended June 30, 2003, an increase of $3.2 million or 8%. Growth in revenue was primarily due to the following:

•	A fee of approximately $2.3 million related to the sale of real estate in February of 2004.

•	An increase in interest income related to secured borrowings of approximately $1.5 million.

•	These additions to revenue were partially offset by the declining amount of investments in mortgage loans from approximately $347.9 million as of June 30, 2003 to approximately $319.1 million at June 30, 2004, a decrease of approximately $28.8 million or 8%. The decrease is primarily related to member redemptions for the year ended June 30, 2004. In addition, the average interest rate on our loans as of June 30, 2004 was 10.9%, compared to 12.5% at June 30, 2003. While there has been some movement in the economy towards higher interest rates, it is not clear if or when any such rate increases will impact our business.

The overall decline in interest rates over the past several years may have diminished the interest rates we can charge on our loans. The weighted average interest rate on our loans at June 30, 2004 was 10.9%, as compared to 12.5% at June 30, 2003. In addition, there has been an increase in competition from more conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the overall decline in interest rates. It is not clear yet if and when the recent, modest increases in federal funds rates will enable us to charge higher interest rates on our future loans.

Non-performing assets include loans in non-accrual status totaling $46.0 million as of June 30, 2004 compared to $34.9 million as of June 30, 2003 and real estate held for sale totaling $34.0 million as of June 30, 2004 compared to $15.8 million as of June 30, 2003. The increase in non-performing assets may reflect the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures, as well as the effects of a weakening economy. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying mortgage loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.

As of June 30, 2004, our Manager had granted extensions on 19 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to us from borrowers whose loans had been extended as of June 30, 2004 was approximately $104.1 million. At June 30, 2004, all such loans were performing. Accordingly, our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

Total Expenses. In fiscal 2004, total expenses were $11.7 million compared to $16.5 million for fiscal 2003, a decrease of $4.8 million or 29%. The decrease in expenses resulted from several factors including the following:

•	Provisions for loan losses decreased by $6.1 million to $2.6 million for the year ended June 30, 2004 compared to $8.7 million for the same period in the prior year. The prior year expense included a $7.0 million provision on one loan.

•	Interest expense related to secured borrowing increased by $2.4 million to $5.7 million for the year ended June 30, 2004 compared to $3.3 million for the same period in the prior year.

•	We incurred legal fees of approximately $0.5 million for the year ended June 30, 2004 primarily related to various fees related to public filings as well as expenses related to foreclosure proceedings and loan maintenance.

•	During the year ended June 30, 2003 we elected to fully expense capitalized costs related to a bond offering. We did not incur such an expense during the year ended June 30, 2004.

Net Income. Overall, net income for the year ended June 30, 2004 was approximately $31.7 million compared to $23.8 million for the same period in the 2003, an increase of $7.9 million or 33%.

Annualized Rate of Return to Members. For fiscal year 2004, the annualized rate of return to members was 8.6% compared to 7.6% for fiscal 2003. The increase in annualized rate of return to members was primarily related to the increase in total revenues and decrease in total expenses as outlined above.

Distributions to Members. For the year ended June 30, 2004, members received distributions totaling $29,097,371, as compared to distributions totaling $34,688,196 for the year ended June 30, 2003. Distributions for the year ended June 30, 2004 were paid entirely from Net Income Available for Distribution as defined in our Operating Agreement. Of the distributions for the year ended June 30, 2003, $10,916,892 represented a return of capital and the balance of the distributions was paid from Net Income Available for Distribution as defined in our Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Since net income for the year ended June 30, 2003 was impacted by a significant amount of non-cash expenses related to valuation allowances on real estate held for sale, Net Income Available for Distribution exceeded our net income for that year as calculated pursuant to GAAP.

Redemptions. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2004, redemptions made since inception totaled $64.4 million. Balances in members’ capital accounts as of January 1, 2004 was $394.0 million, which would limit redemptions to $39.4 million for calendar year 2004. As of June 30, 2004, we had paid approximately $30.3 million in redemptions in 2004, and had $9.1 million in redemptions that remain to be fulfilled in 2004. As of June 30, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $29.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, and $18.8 million in 2011 had been logged.

Fiscal Year Ended June 30, 2003 Compared To June 30, 2002

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

Total Expenses. In fiscal 2003, total expenses were $16.5 million compared to $0.9 million for fiscal 2002, an increase of $15.6 million. The increase in expenses resulted from several factors, including an increase in management fees due to the higher capital accounts, interest expense related to secured borrowing, a provision for loan losses, losses on real estate held for sale and the write-off of deferred offering costs. See also discussion under “Asset Quality and Loan Reserves.”

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

Investments in Mortgage Loans Secured by Real Estate Portfolio

Investments in mortgage loans as of June 30, 2004 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	9	$70,320,391	9.48%	22.04%	64.22%
Bridge	17	52,362,686	10.11%	16.41%	48.03%
Commercial	14	77,209,538	12.07%	24.20%	65.95%
Construction	7	58,606,178	11.95%	18.37%	62.49%
Land	8	60,562,146	9.95%	18.98%	57.31%

	55	$319,060,939	10.90%	100.00%	60.55%

(1) The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where we provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	June 30, 2004	June 30, 2003
	Balance	Balance
Balance per loan portfolio	$319,060,939	$347,881,325
Less:
Seller financed loans included in real estate held for sale	(5,707,853)	—
Allowance for loan losses	(9,500,000)	(9,200,000)

Balance per Balance Sheet	$303,853,086	$338,681,325

(2) Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Investments in mortgage loans as of June 30, 2003 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance***	Interest Rate	Percentage	To Value*
Acquisition and development	5	$29,147,011	12.60%	8.37%	44.26%
Bridge	6	17,408,179	11.92%	5.00%	65.99%
Commercial	27	147,747,322	11.67%	42.47%	64.85%
Construction	16	116,106,164	13.34%	33.38%	60.05%
Land	10	24,303,120	12.70%	6.99%	48.15%
Residential	7	13,169,529	13.79%	3.79%	66.76%

	71	$347,881,325	12.53%	100.00%	59.47%

*** Please see footnote (1) above.
*Please see footnote (2) above.

	June 30, 2004	Portfolio	June 30, 2003	Portfolio
Loan Type	Balance***	Percentage	Balance***	Percentage
First mortgages	$316,497,670	99.20%	$345,887,427	99.43%
Second mortgages(3)	2,563,269	0.80%	1,993,898	0.57%

	$319,060,939	100.00%	$347,881,325	100.00%

*** Please see footnote (1) above.
(3) All of our second mortgages are junior to a first trust deed position held by either us or our Manager.

The following is a schedule of maturities of investments in mortgage loans as of June 30, 2004:

2004	$134,536,073
2005	133,515,823
2006	51,009,043

$319,060,939

The following is a schedule by geographic location of investments in mortgage loans:

	June 30, 2004	Portfolio	June 30, 2003	Portfolio
	Balance***	Percentage	Balance***	Percentage
Arizona	$45,321,607	14.20%	$54,080,498	15.56%
California	80,868,704	25.35%	45,636,450	13.12%
Colorado	—	—	4,137,548	1.19%
Florida	656,063	0.21%	4,599,543	1.32%
Hawaii	34,283,186	10.75%	17,537,923	5.04%
Nevada	91,349,216	28.63%	104,308,196	29.98%
New York	19,998,445	6.27%	6,231,259	1.79%
North Carolina	1,610,058	0.50%	—	—
Ohio	—	—	12,629,726	3.63%
Oregon	—	—	4,395,115	1.26%
Texas	44,973,660	14.09%	94,325,067	27.11%

	$319,060,939	100.00%	$347,881,325	100.00%

*** Please see footnote (1) above.

Asset Quality and Loan Reserves

Losses may occur from investing in mortgage loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, our Manager evaluates our mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends; and

•	estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2004, our Manager had provided for $2.5 million as a general allowance for loan losses. At June 30, 2004, five of our loans were non-performing (more than 90 days past due on principal or interest payments) totaling $46.0 million as summarized below. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

	Balance at June 30,		Number of Months
Description of Collateral	2004	Maturity Date	Non-Performing
126 unit assisted living facility in Phoenix, AZ	$13,664,188	6/25/2005	2
126 unit Ramada Inn Hotel in Mesquite, NV	4,599,733	6/18/2003	12
460 acre subdivision in Lake Travis, TX	3,381,354	3/8/2003	15
Partially completed 18 hole golf course in Lake Travis, TX	12,095,763	8/1/2003	10
Office building in Farmers Branch, TX	12,310,430	6/3/2005	7

	$46,051,468

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

The following is a rollforward of the general allowance for loan losses for the year ended June 30, 2004:

	Balance at June 30,			Balance at June 30,
Description	2003	Provisions	Deductions(2)	2004
General Valuation
Allowance	$1,500,000	$1,000,000	$—	$2,500,000
Specific allowance (1)	7,700,000	—	(700,000)	7,000,000

General Valuation
Allowance	$9,200,000	$1,000,000	$(700,000)	$9,500,000

(1)In addition to the general allowance for loan losses we have re-evaluated the underlying collateral for one of the above mentioned loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. We have obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million during the year ended June 30, 2003 related to this impaired loan. Subsequent to June 30, 2004, we completed foreclosure on this property and took ownership as real estate held for sale. We are diligently assessing our options for a sale of the property as quickly as circumstances permit.

(2) During the year ended June 30, 2004 we foreclosed on two loans which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas which is discussed in more detail in the investments in real estate held for sale section below. As a result of the foreclosure we took title to the properties and reclassified the amount invested to real estate held for sale which included an allowance for loan losses of $700,000. Consequently we adjusted our basis in these properties by the $700,000 and removed that amount from our allowance for loan losses.

In addition to the above-mentioned loans, at June 30, 2004, our Manager had granted extensions on 19 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to us from borrowers whose loans had been extended as of June 30, 2004 was approximately $104.1 million. At June 30, 2004, all such loans were performing. Accordingly, our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

On June 25, 2003, we restructured a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. Our investment in this loan was approximately $13.7 million as of June 30, 2004. No specific reserve has been provided for this loan based on the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized during the year ended June 30, 2004 as a result of the note restructuring was $751,532.

Investments in Real Estate Held for Sale

At June 30, 2004, we held 10 properties with a total carrying value of $33.4 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. Included in this balance were 4 properties with a total carrying value of $5.7 million that we have sold. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Vestin Fund I, our Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a rollforward of investments in real estate held for sale for the year ended June 30, 2004:

		Percentage	Balance at				Balance at
	Date	of	June 30,			Valuation	June 30,
Description	Acquired	Ownership	2003	Acquisitions	Sales	Adjustments	2004

Custom residential property located in Santa Fe, New Mexico	3/4/2003	7%	$85,727	$—	$—	$(9,990)	$75,737
40 acres of land containing 354 residential lots in Henderson, Nevada	2/28/2003	34%	4,820,663	454,160	(1,763,590)	—	3,511,233
An approximate 200-unit apartment complex located in Las Vegas, Nevada (1) (4)	1/27/2003	98%	4,772,190	2,441,746	(4,000,000)	—	3,213,936
11.42 acres of vacant land zoned commercial in Henderson, Nevada (4)	1/28/2004	100%	1,990,000	—	(1,990,000)	—	—
Two real estate parcels in Cedar Park, Texas (3)	3/2/2004	100%	—	3,231,899	—	—	3,231,899
A partially completed golf course in Mesquite, Nevada (1)	11/6/2002	36%	1,208,738	—	—	—	1,208,738
140 Unit/224 bed senior facility in Mesa, Arizona (3)	5/26/04	86%	—	6,033,953	—	—	6,033,953
65 acres of raw land in Mesquite, Nevada (2)	11/27/2002	42%	2,027,328	—	—	—	2,027,328
74 Unit/90 bed assisted living facility in San Bernadino, California (3)	4/6/2004	100%	—	7,550,000	—	—	7,550,000
Hotel/Casino in Las Vegas, Nevada (3)	2/2/2004	28%	—	6,190,333	—	—	6,190,333
Raw land in Mesquite, Nevada (1)	11/27/2002	41%	928,453	—	—	—	928,453

Total			$15,833,099	$25,902,091	$(7,753,590)	$(9,990)	$33,971,610

(1) These properties have been sold to independent third parties and we have provided the financing. GAAP requires the borrower to have a certain percentage of equity ownership (typically 20%) to allow us to record the sale of a property and remove it from inventory. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis.

(2) This property includes 37 acres of land, which has been sold to an independent third party, and we have provided the financing. GAAP requires the borrower to have a certain percentage of equity ownership (typically 20%) to allow us to record the sale of a property and remove it from inventory.

(3) Foreclosures for the year ended June 30, 2004 — Through foreclosure proceedings during the year ended June 30, 2004, we assumed ownership of the following properties:

During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. The current carrying value of the properties is $3,231,899. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. Subsequently, our Manager agreed to acquire the rights to any future judgments related to the personal guarantees associated with the loans in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. This transaction will result in a net gain of $1,983,896 in the quarter ending September 30, 2004 which is derived from the recovery of a previously recorded valuation allowance.

During May 2004 we foreclosed on loan secured by a 140 Unit/224 bed senior facility in Mesa, Arizona. A receiver has been appointed and the business has continued operations. The property has been listed for sale and, based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2004.

During April 2004 we foreclosed on loan secured by a 74 Unit/90 bed senior facility in San Bernadino, California. A receiver has been appointed and the business has continued operations. The property has been listed for sale and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2004.

During February 2004, we foreclosed on two loans and took title to the collateral which consists of a hotel/casino on approximately 25 acres of land. No specific reserve was provided upon foreclosure based on the estimated underlying collateral value.

(4) Sales of real estate held for sale for the year ended June 30, 2004:

During March 2004, we sold 11.42 acres of land in Henderson, Nevada for approximately $2.0 million which approximated the carrying value of the real estate.

Through foreclosure proceedings in the first calendar quarter of 2003, we assumed an approximate 98% ownership of a 200-unit apartment complex in Las Vegas, Nevada. In October 2003, we sold the property to a third party. However, we financed 100% of the sale. GAAP requires the borrower to have a certain percentage of equity ownership (typically 20% of the sales price) to be funded by the buyer to allow us to record a sale. During March 2004, we received a payoff of $4,000,000 on our loan to the borrower. Since the payoff resulted from a sale of the note through an intercreditor agreement and no further cash equity was injected by the buyer, we did not record the entire sale, only that portion that relates to the loan payoff.

Off-Balance Sheet Arrangements

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

Contractual Obligations

As of June 30, 2004, we did not have any outstanding contractual obligations.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Interest income on loans is accrued by the effective interest method. We do not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment in our investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Secured Borrowing

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund I and/or Vestin Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in certain loan or loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

FACTORS AFFECTING OUR OPERATING RESULTS

Our business is subject to numerous factors affecting our operating results. In addition to the factors discussed above, our operating results may be affected by:

Risks of Investing in Mortgage Loans

•	Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	We approve mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will borrow money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing the revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.

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

Risks of Interest Rate Changes

Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing its revenues and the distributions to members.

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, our loan documents permit us to raise the interest rate we charge on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates three risks for us:

(i) There can be no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by our loan documents.

(ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on mortgage loans we place may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

(iii) If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm our business reputation.

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

During the year ended June 30, 2004, cash flows provided by our operating activities approximated $30.6 million. Our investing activities for the year ended June 30, 2004 consisted of cash provided from the sale of investments in loans secured by real estate in the amount of $11.0 million (net of new investments and purchases of mortgage loans), sales of real estate held for sale of $3.8 million, and net proceeds from investment in certificates of deposits, net of new investments, of $8.7 million. Our financing activities primarily consisted of proceeds from the sale of Units in the amount of $26.7 million offset by member withdrawals of $51.3 million and members’ distributions, net of reinvestments, of $21.3 million.

At June 30, 2004, we had $11.9 million in cash, $2.4 million in certificates of deposit, and $425.6 million in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

Effective June 2004, we discontinued the offering of our Units.

Since we distribute most or all of our operating income, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $46.0 million as of June 30, 2004 compared to $34.9 million as of June 30, 2003 and real estate held for sale totaling $28.3 million as of June 30, 2004 compared to $15.8 million as of June 30, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that total non-performing assets at June 30, 2004 have increased primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition. See discussion under “Asset Quality and Loan Reserves”.

Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Our Operating Agreement also provides other conditions limiting redemptions. As of June 30, 2004, redemptions made since inception totaled $64.4 million. Balances in members’ capital accounts as of January 1, 2004 was $394.0 million, which would limit redemptions to $39.4 million for calendar 2004. As of June 30, 2004, we had paid approximately $30.3 million in redemptions in 2004, and had $9.1 million in redemptions that remain to be fulfilled in 2004. As of June 30, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 million s in 2006, $28.7 million in 2007, $29.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, and $18.8 million in 2011 had been logged.

Approximately 2,542 of our members currently reinvest their distributions. The level of reinvested distributions is likely to be affected by our operating performance. If our performance does not meet the expectations of our members, the level of reinvestment may decline.

Intercreditor agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us, Vestin Mortgage, Vestin Fund I and Vestin Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must either (i) continue to remit to the Investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participation from the Investor for the outstanding balance of the participation plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in certain loan or loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of June 30, 2004, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $61.9 million.

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

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At June 30, 2004, we had $11.9 million in cash, $2.4 million in certificates of deposit, and $425.6 million in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

During the year ended June 30, 2004, we paid off and closed our $3.0 million line of credit as it was not an integral funding source for our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of investments in mortgage loans, including those that are financed under intercreditor agreements. At June 30, 2004, our aggregate investment in mortgage loans was approximately $303,853,086 with a weighted average effective interest rate of 10.9%. Loans financed under intercreditor agreements totaled $61,924,186 at June 30, 2004 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 10.9%. These mortgage loans mature within the next 24 months. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at June 30, 2004 was 15 months. All of the outstanding mortgage loans at June 30, 2004 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.

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

At June 30, 2004, we also had approximately $14.4 million invested in cash and cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROL AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We do not have any directors or officers. We are managed by Vestin Mortgage. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and is traded on the Nasdaq SmallCap Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

The directors and executive officers of Vestin Mortgage are listed below:

Name	Age	Title
Michael V. Shustek	45	Chief Executive Officer, President, Chairman of the Board and Director
Peggy M. Shustek	35	Vice President
Daniel B. Stubbs	43	Executive Vice President, Underwriting
Stephen A. Schneider	58	Vice President of Operations
Lance K. Bradford	37	Chief Financial Officer, Treasurer, Secretary and Director

The principal occupation and business experience for each of Vestin Mortgage’s officers and directors and key employees, for at least the last five years, are as follows:

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage and, in February 2004, he assumed the additional position of President of Vestin Mortgage. Mr. Shustek also serves on the loan committee of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek co-authored two books entitled “Trust Deed Investments”, on the topic of private mortgage lending, and “If I Can Do It, So Can You”. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also teaches a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. Mr. Shustek is the former husband of Ms. Shustek, who serves as the Vice President of Vestin Mortgage.

Peggy M. Shustek has been with Vestin Group since September 1995, and is currently Vice President of Vestin Mortgage. From January 2001 until February 2004, Ms. Shustek was the President of Vestin Mortgage. From 1997 to 2000, Ms. Shustek was the Senior Vice President of Vestin Mortgage. Ms. Shustek is responsible for all new and existing clients and loan packages, manages investor relationships and serves as the administrator of the corporate offices. Ms. Shustek has over ten years of experience in title, escrow and private lending. Ms. Shustek is the former wife of Mr. Shustek, Vestin Mortgage’s Chief Executive Officer, President and Chairman.

Daniel B. Stubbs has been the Vice President, Underwriting of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee of Vestin Mortgage and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts degree in Communications Studies from the University of Nevada, in Las Vegas, Nevada.

Stephen A. Schneider has been Vice President of Operations of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of Vestin Group. Mr. Schneider is responsible for the maintenance of all banking and financial relationships and also serves on Vestin Mortgage’s loan committee. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank’s business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank’s business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He is responsible for the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations. Mr. Schneider received his Bachelor of Arts degree in Accounting from the University of New Mexico.

Lance K. Bradford has served as Chief Financial Officer, Treasurer, Secretary and a director of Vestin Mortgage and Treasurer and a director of Vestin Group since April 1999. Mr. Bradford also served as President of Vestin Group from January 2001 until February 2004. In addition, Mr. Bradford was appointed as Chief Financial Officer of Vestin Group in February 2004 and serves on the loan committee of Vestin Mortgage. Mr. Bradford previously held the office of Chief Financial Officer of Vestin Group from 1999 to September 2002. Mr. Bradford also acts as the functional equivalent of a Chief Financial Officer for Vestin Fund I, Vestin Fund II and Vestin Fund III. Mr. Bradford was also the Corporate Secretary of Vestin Group from 1999 to 2000. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

Audit Committee

The board of directors of Vestin Group, the parent corporation of our Manager, has a standing Audit Committee established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent accountants. In addition, the Audit Committee reviews with Vestin Group’s management and our independent accountants financial information that will be provided to our members and others, and our audit and financial reporting processes. The Audit Committee operates under a written Audit Committee Charter adopted by Vestin Group’s board of directors. The Audit Committee consists of Robert J. Aalberts, David Chavez and Roland Sansone. The board of directors of Vestin Group believes that Mr. Chavez is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Chavez and each of the other members of the Audit Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission (“SEC”). Such executive officers, directors and 10% beneficial owners are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. We have no executive officers or directors and no person owns 10% or more of our units. We are managed by Vestin Mortgage. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, we believe that for the reporting period for the fiscal year ending June 30, 2004, no reports under Section 16(a) were required to be filed.

Code of Ethics

As we do not have any executive officers we have not adopted a Code of Ethics. However, the executive officers of Vestin Mortgage, our Manager, are under an obligation to follow the Code of Ethics of Vestin Group which has been filed as Exhibit 14.1 to Vestin Group’s Form 10-KSB for the year ended December 31, 2003. If our Manager or Vestin Group makes any substantive amendments to the Code of Ethics or if our Manager grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to its chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Report on Form 8-K or quarterly or annual report under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 30, 2004, none of our members were beneficial owners of 5% or more of our securities.

Equity Compensation Plan Information

As of June 30, 2004, we did not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Manager

Our Manager is entitled to receive from us a management fee of up to 0.25% of our aggregate capital contributions, paid monthly in arrears. The amount of management fees paid to our Manager for the fiscal years ended June 30, 2004 and 2003 approximated $1,025,000 and $793,000, respectively.

As of June 30, 2004 and June 30, 2003, we owed our Manager approximately $1,503,000 and $2,397,000, respectively, generally for foreclosure and property maintenance costs advanced on our behalf and distributions due related to units owned by our Manager.

As of June 30, 2004, Vestin Mortgage had an investment in us of approximately $1.1 million, which consists of certain costs paid on our behalf related to the registration and start-up costs. Vestin Mortgage has received 110,000 units from us related to this investment.

From time to time we may acquire or sell investments in mortgage loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

During the fiscal year ended June 30, 2003, we sold $500,855 in mortgage loans to our Manager.

During the fiscal year ended June 30, 2003, we purchased $6,816,905 in mortgage loans from our Manager.

During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. The current carrying value of the properties is $3,231,899. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. Subsequently, our Manager agreed to acquire the rights to any future judgments related to the personal guarantees associated with the loans in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. This transaction will result in a net gain of $1,983,896 in the quarter ending September 30, 2004 which is derived from the recovery of a previously recorded valuation allowance.

Transactions with the Funds

We buy interests in loans from, and sell interests in loans to, various related parties, including Vestin Funds I and III primarily in order to diversify our loan portfolio by spreading our investments among a broader pool of loans. Such interests are generally bought and sold at par value, in other words, we do not seek to profit from a sale to a related party nor do we purchase loan interests at a mark-up from related parties.

During the fiscal years ended June 30, 2004 and 2003, we purchased $10,000,000 and $17,725,212, respectively, in mortgage loans from Vestin Fund I.

During the fiscal years ended June 30, 2004 and 2003, we sold $806,489 and $15,249,950, respectively, in mortgage loans to Vestin Fund I.

During the fiscal year ended June 30, 2004, we sold $10,000,000 in mortgage loans to Vestin Fund III.

Transactions with other related parties

During the fiscal year ended June 30, 2003, we purchased $15,023,151 in mortgage loans from Vestin Group.

During the fiscal year ended June 30, 2003, we sold $4,500,000 in mortgage loans to Vestin Group.

During the fiscal year ended June 30, 2003, we purchased $4,657,844 in mortgage loans from inVestin Nevada, Inc., a company wholly-owned by our Manager’s Chief Executive Officer, and $1,000,000 in mortgage loans from LTD, Inc., a company wholly-owned by our Manager’s Chief Executive Officer.

During the fiscal years ended June 30, 2003, we sold $2,674,950 in mortgage loans to inVestin Nevada, Inc.

During the year ended June 30, 2004, we paid $17,172 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

During the year ended June 30, 2004, we paid $4,965 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. Vestin Mortgage’s Chief Financial Officer, Treasurer, Secretary and Director is an equity owner in that firm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended June 30, 2004 and June 30, 2003, Ernst & Young, LLP (“E&Y”) provided various audit, audit related and non-audit services to us as follows:

	June 30, 2004	June 30, 2003
Audit Fees	$—	$113,332
Audit Related Fees	$—	$0
Tax Fees	$—	$0
All Other Fees	$—	$86,279

During the fiscal year ended June 30, 2004, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

June 30, 2004
Audit Fees	$21,991
Audit Related Fees	$21,395
Tax Fees	$0
All Other Fees	$1,760

The Audit Committee of Vestin Group (the “Audit Committee”) has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect E&Y’s or Moore Stephens’ independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after May 6, 2003, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The financial statement are contained on Pages F-2 through F-24 on this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	Reports on Form 8-K. The Company did not have any Current Reports on Form 8-K filing during the fourth fiscal quarter of 2004.

(c)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Organization
3.2(2)	Amended and Restated Operating Agreement (included as Exhibit A to the Company’s prospectus)
10.1	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund
10.2	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Western United Life Assurance Company
10.3	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.4	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.5	Participation Agreement, dated May 13, 2004, by and among Vestin Fund I, LLC, Vestin Fund II, LLC, Vestin Fund III, LLC and Royal Bank of America
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Lance K. Bradford
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000 (File No. 333-52484).

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003 (File No. 333-52484).

Report of Independent Registered Public Accounting Firm

Members of Vestin Fund II, LLC

We have audited the accompanying balance sheets of Vestin Fund II, LLC (the “Company”) as of June 30, 2004 and 2003, and the related statements of income, members’ equity, and cash flows for the years ended June 30, 2004, and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund II, LLC as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules are presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
September 3, 2004

Vestin Fund II, LLC

BALANCE SHEETS

ASSETS

	JUNE 30, 2004	JUNE 30, 2003
Cash	$11,936,734	$5,740,806
Certificates of deposit	2,425,000	11,075,000
Interest and other receivables	4,223,499	3,898,231
Due from Vestin Fund I	2,987,340	216,171
Investment in mortgage loans, net of allowance for loan losses of $9,500,000 and $9,200,000 at June 30, 2004, and June 30, 2003, respectively	303,853,086	338,681,325
Real estate held for sale	33,971,610	15,833,099
Note receivable from Vestin Fund I	4,278,322	4,599,192
Assets under secured borrowings	61,924,186	26,729,643

	$425,599,777	$406,773,467

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$337,282	$118,503
Due to Manager	1,502,964	2,328,150
Due to Vestin Group	384,826	407,564
Line of credit	—	2,000,000
Secured borrowings	61,924,186	26,729,643
Deferred income	381,208	—

Total liabilities	64,530,466	31,583,860

Members’ equity — authorized 50,000,000 units at $10 per unit, 36,804,169 units issued and outstanding at June 30, 2004, and 38,602,848 units issued and outstanding at June 30, 2003	361,069,311	375,189,607

Total members’ equity	361,069,311	375,189,607

Total liabilities and members’ equity	$425,599,777	$406,773,467

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF INCOME

	FOR THE YEAR ENDED JUNE 30,

	2004	2003	2002
			(unaudited)
Revenues
Interest income from investment in mortgage loans	$38,824,787	$39,540,998	$14,798,164
Revenue related to the sale of real estate	2,333,333	—	—
Other income	2,311,173	771,537	492,181

Total revenues	43,469,293	40,312,535	15,290,345

Operating expenses
Management fees	1,025,437	792,758	323,610
Provision for loan losses	2,604,766	8,700,000	500,000
Interest expense	5,680,585	3,307,293	—
Write-off of deferred offering costs	—	1,094,042	—
Valuation adjustments on real estate held for sale	9,990	—	—
Expenses related to real estate held for sale	1,558,903	2,073,040	—
Professional fees	676,442	—	—
Other	182,411	574,098	44,411

Total operating expenses	11,738,534	16,541,231	868,021

NET INCOME	$31,730,759	$23,771,304	$14,422,324

Net income allocated to members	$31,730,759	$23,771,304	$14,422,324

Net income allocated to members per weighted average membership units	$0.86	$0.76	$1.19

Weighted average membership units	36,714,812	31,430,793	12,114,955

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF MEMBERS’ EQUITY

	Units	Amount
Members’ equity at June 30, 2001 (1)	1,058,916	$10,589,161
Issuance of units (1)	21,941,130	218,326,665
Distributions (1)	—	(13,259,687)
Reinvestments of distributions (1)	248,001	2,480,011
Members’ redemptions (1)	(8,210)	(82,104)
Net income (1)	—	14,422,325

Members’ equity at June 30, 2002	23,239,836	232,476,371
Issuance of units	15,698,394	156,983,941
Distributions	—	(34,688,196)
Reinvestments of distributions	941,883	9,418,832
Members’ redemptions	(1,277,265)	(12,772,645)
Net income	—	23,771,304

Members’ equity at June 30, 2003	38,602,848	375,189,607
Issuance of units	2,667,677	26,676,765
Distributions	—	(29,097,371)
Reinvestments of distributions	782,333	7,823,331
Members’ redemptions	(5,248,689)	(51,253,780)
Net income	—	31,730,759

Members’ equity at June 30, 2004	36,804,169	$361,069,311

(1)Unaudited transition period

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF CASH FLOWS

			FOR THE
	FOR THE	FOR THE	YEAR ENDED
	YEAR ENDED	YEAR ENDED	JUNE 30, 2002
	JUNE 30, 2004	JUNE 30, 2003	(unaudited)
Cash flows from operating activities:
Net income	$31,730,759	$23,771,304	$14,422,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,604,766	8,700,000	500,000
Writedown of real estate held for sale	9,990	2,073,040	—
Change in operating assets and liabilities:
Interest and other receivables	(444,220)	(2,070,149)	(2,181,545)
Real estate held for sale	—	109,696	—
Other assets	—	(838,405)	(255,637)
Due from Vestin Fund I	(2,771,169)	—	—
Due from related party	—	258,575	—
Deferred bond offering costs	—	1,094,042	—
Prepaid expenses	—	—	—
Accounts payable	218,779	118,503	—
Due to Manager	(1,072,418)	512,647	650,765
Due to Vestin Group	(22,738)	—	—
Deferred income	381,208	—	—

Net cash provided by operating activities	30,634,957	33,729,253	13,135,907

Cash flows from investing activities:
Investments in mortgage loans on real estate	(215,224,768)	(273,391,126)	(278,750,297)
Purchase of mortgage loans from:
Vestin Fund I	(10,000,000)	(17,725,212)	(21,954,763)
Manager	—	(7,076,770)	—
Vestin Group	—	(15,023,151)	(10,000,000)
Other related party	—	(5,657,844)	—
Private investor	(32,653,318)	(44,304,265)	—
Repayment of secured borrowing	(2,441,746)	—	—
Proceeds received from sale of mortgage loans to:
Vestin Fund I	806,489	15,249,950	10,000,000
Vestin Fund III	10,000,000	—	—
Manager	—	500,855	4,026,598
Vestin Group	—	4,500,000	—
Other related party	—	2,674,950	—
Private investor	77,928,185	85,027,158	26,692,135
Proceeds from loan payoff	183,047,755	110,746,534	55,901,474
Capital outlays on real estate held for sale	—	—	—
Assets transferred from Vestin Group	—	(2,000,000)	—
Purchase of investments in real estate held for sale	(454,162)	—	—
Proceeds from sale of real estate held for sale	3,753,591	—	—
Purchase of investment in certificates of deposit	(265,239)	(4,650,000)	—
Proceeds from investment in certificates of deposit	8,915,239	—	(6,175,000)

Net cash provided by (used in) investing activities	23,412,026	(151,128,921)	(220,259,853)

Cash flows from financing activities:
Proceeds from issuance of membership units	26,676,765	156,983,941	218,326,665
Members’ distributions, net of reinvestments	(21,274,040)	(25,269,364)	(10,779,676)
Members’ withdrawals	(51,253,780)	(12,772,645)	(82,103)
Proceeds from draws on line of credit	—	5,000,000	—
Payment of line of credit	(2,000,000)	(3,000,000)	—

Net cash provided by (used in) financing activities	(47,851,055)	120,941,932	207,464,886

NET CHANGE IN CASH	6,195,928	3,542,264	340,940

Cash, beginning of period	5,740,806	2,198,542	1,857,602

Cash, ending of period	$11,936,734	$5,740,806	$2,198,542

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Loans funded through secured borrowing	$37,636,289	$26,729,643	$—

Real estate held for sale acquired through foreclosure	$15,456,184	$16,046,378	$—

Due to Manager assumed through foreclosure	$—	$745,159	$—

Sale of rights to receive proceeds of guarantee	$—	$1,714,926	$—

Conversion of debt offering costs to membership units	$—	$—	$1,100,000

Deferred debt offering cost paid by Manager	$—	$—	$255,637

Loans rewritten with the same or similar property as collateral	$41,331,273	$35,582,931	$—

The accompanying notes are an integral part of these statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Organization

Vestin Fund II, LLC, a Nevada limited liability company (the “Company”), is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized in December 2000 and will continue until December 31, 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company’s Operating Agreement.

The manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and is traded on the Nasdaq SmallCap Market under the ticker symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.8 billion in real estate loans. The Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, the operating results of the Company are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC, (“Fund I”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., entities in the similar business as the Company.

See Note H for detail of transactions with the Manager.

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

5. Investments in Mortgage Loans

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

The Company also invests in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2004 and June 30, 2003, the Company had outstanding principal on mortgage loans that had interest reserves of approximately $93,996,000 and $63,306,000, respectively, and interest reserves in the amount of approximately $8,807,000 and $3,716,000, respectively.

The Company also sells full or partial interests in loans to related and third parties at the discretion of the Manager. During the fiscal years ended June 30, 2004 and 2003, the Company sold loans to third parties in the amount of $77,928,000 and $85,027,000, respectively. During the fiscal years ended June 30, 2004 and 2003, the Company sold loans to related parties in the amount of $12,181,000 and $22,926,000, respectively. During the fiscal years ended June 30, 2004 and 2003, the Company purchased loans from third parties in the amount of $32,653,000 and $44,533,000, respectively. During the fiscal years ended June 30, 2004 and 2003, the Company purchased loans from related parties in the amount of $10,000,000 and $45,254,000, respectively. The sale of all loans resulted in no gain or loss in the accompanying financial statements.

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

7. Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit losses in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the property is sold.

8. Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

9. Secured Borrowings

As of June 30, 2004, the Company had secured borrowings of $61.9 million related to intercreditor agreements with various loan participants (“Investors”). Pursuant to the intercreditor agreements, the Investor may invest in certain loans with Vestin Mortgage, Fund I, Fund III and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must either (i) continue to remit to the Investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participation from the Investor for the outstanding balance of the participation plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in certain loan or loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

Mortgage loan financing under the intercreditor and participation agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

10. Fair Value of Financial Instruments

The Financial Accounting Standards Board’s Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Company’s financial assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Certificate of Deposits and Short Term Investments: The carrying amount of these instruments are at amortized cost which approximates fair value.

(b)	Investment in Mortgage Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the current carrying value.

(c)	Assets under Secured Borrowing. The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

11. Net Income Allocated to Members

Net income allocated to members is computed by dividing income available to members by the weighted average number of membership units outstanding for the year.

12. Segments

The Company operates as one business segment.

13. Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.

NOTE B — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

The Company maintains cash deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of June 30, 2004 and 2003, the Company had $11,205,000 and $15,616,000, respectively, in excess of the federally insured limits.

As of June 30, 2004, 29% of the Company’s mortgage loans were in Nevada compared to 31% at June 30, 2003 and

25% of the Company’s mortgage loans were in California compared to 13% at June 30, 2003. As a result of this geographical concentration of the Company’s mortgage loans, a downturn in the local real estate markets in Nevada and/or California could have a material adverse effect on the Company.

At June 30, 2004, the aggregate amount of loans to the Company’s three largest borrowers represented 21% of the Company’s total investment in mortgage loans. These mortgage loans consisted of construction, commercial, and bridge loans, located in Arizona, Nevada and California, with a first lien position, earning between 10% and 13.5%, outstanding balances of approximately $66,654,000 and maturing from August 2004 through March 2006. At June 30, 2003, the aggregate amount of loans to the Company’s three largest borrowers represented 17% of the Company’s total mortgage loans. These mortgage loans consisted of construction and commercial loans, located in Arizona, Nevada, and California, with a first lien position, earning between 12% and 13.5%, outstanding balances of approximately $69,334,000 and maturing from August 2003 through November 2003. Because the Company has a significant concentration of credit risk with its three largest borrowers, a default by any of such borrowers could have a material adverse effect on the Company.

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

NOTE C — INVESTMENT IN MORTGAGE LOANS

The Company has six mortgage loan products consisting of land, construction, commercial building, bridge, residential, and acquisition and development loans. Mortgage loans have effective interest rates ranging from 5.5% to 14.5% and 5.5% to 15% at June 30, 2004 and 2003, respectively. Revenue by product will fluctuate based upon relative balances during the period.

Investments in mortgage loans as of June 30, 2004 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	9	$70,320,391	9.48%	22.04%	64.22%
Bridge	17	52,362,686	10.11%	16.41%	48.03%
Commercial	14	77,209,538	12.07%	24.20%	65.95%
Construction	7	58,606,178	11.95%	18.37%	62.49%
Land	8	60,562,146	9.95%	18.98%	57.31%

	55	$319,060,939	10.90%	100.00%	60.55%

(1) The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	June 30, 2004	June 30, 2003
	Balance	Balance
Balance per Loan Portfolio	$319,060,939	$347,881,325
Less:
Seller financed loans included in real estate held for sale	(5,707,853)	—
Allowance for Loan Losses	(9,500,000)	(9,200,000)

Balance per Balance Sheet	$303,853,086	$338,681,325

(2) Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Investments in mortgage loans as of June 30, 2003 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance***	Interest Rate	Percentage	To Value*
Acquisition and development	5	$29,147,011	12.60%	8.37%	44.26%
Bridge	6	17,408,179	11.92%	5.00%	65.99%
Commercial	27	147,747,322	11.67%	42.47%	64.85%
Construction	16	116,106,164	13.34%	33.38%	60.05%
Land	10	24,303,120	12.70%	6.99%	48.15%
Residential	7	13,169,529	13.79%	3.79%	66.76%

	71	$347,881,325	12.53%	100.00%	59.47%

*** Please see footnote (1) above.
*Please see footnote (2) above.

	June 30, 2004	Portfolio	June 30, 2003	Portfolio
Loan Type	Balance***	Percentage	Balance***	Percentage
First mortgages	$316,497,670	99.20%	$345,887,427	99.43%
Second mortgages(3)	2,563,269	0.80%	1,993,898	0.57%

	$319,060,939	100.00%	$347,881,325	100.00%

*** Please see footnote (1) above.
(3) All of the Company’s second mortgages are junior to a first trust deed position held by either the Company or the Company’s Manager.

The following is a schedule of maturities of investments in mortgage loans as of June 30, 2004:

2004	$134,536,073
2005	133,515,823
2006	51,009,043

$319,060,939

The following is a schedule by geographic location of investments in mortgage loans:

	June 30, 2004	Portfolio	June 30, 2003	Portfolio
	Balance***	Percentage	Balance***	Percentage
Arizona	$45,321,607	14.20%	$54,080,498	15.56%
California	80,868,704	25.35%	45,636,450	13.12%
Colorado	—	—	4,137,548	1.19%
Florida	656,063	0.21%	4,599,543	1.32%
Hawaii	34,283,186	10.75%	17,537,923	5.04%
Nevada	91,349,216	28.63%	104,308,196	29.98%
New York	19,998,445	6.27%	6,231,259	1.79%
North Carolina	1,610,058	0.50%	—	—
Ohio	—	—	12,629,726	3.63%
Oregon	—	—	4,395,115	1.26%
Texas	44,973,660	14.09%	94,325,067	27.11%

	$319,060,939	100.00%	$347,881,325	100.00%

*** Please see footnote (1) above.

At June 30, 2004, five of the Company’s loans were non-performing (more than 90 days past due on principal or interest payments) totaling $46.0 million. The Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect against a loss of principal or interest with the exception of the loans described below. The Manager will continue to evaluate these loans to determine if an allowance for loan losses should be recorded.

	Balance at June 30,		Number of Months
Description of Collateral	2004	Maturity Date	Non-Performing
126 unit assisted living facility in Phoenix, AZ	$13,664,188	6/25/2005	2
126 unit Ramada Inn Hotel in Mesquite, NV	4,599,733	6/18/2003	12
460 acre subdivision in Lake Travis, TX	3,381,354	3/8/2003	15
Partially completed 18 hole golf course in Lake Travis, TX	12,095,763	8/1/2003	10
Office building in Farmers Branch, TX	12,310,430	6/3/2005	7

	$46,051,468

Management periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the property is sold. As of June 30, 2004, the Manager had provided for $2.5 million as a general allowance for loan losses. The Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect the Company against further losses of principal or interest. The Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

Because of the fact that any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to the Company’s members.

The following is a rollforward of the general allowance for loan losses for the year ended June 30, 2004:

	Balance at June 30,			Balance at June 30,
Description	2003	Provisions	Decuctions(2)	2004
General Valuation
Allowance	$1,500,000	$1,000,000	$—	$2,500,000
Specific allowance (1)	7,700,000	—	(700,000)	7,000,000

General Valuation Allowance	$9,200,000	$1,000,000	$(700,000)	$9,500,000

(1)In addition to the general allowance for loan losses the Company has re-evaluated the underlying collateral for one of the above mentioned loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. The Company made the loan for construction of an 18-hole golf course and clubhouse. The Company has obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, the Company provided a specific allowance for loan loss of $7.0 million during the year ended June 30, 2003 related to this impaired loan. Subsequent to June 30, 2004, foreclosure was completed on this property and the Company took ownership as real estate held for sale. The Company is diligently assessing its options for a sale of the property as quickly as circumstances permit.

(2) During the year ended June 30, 2003 the Company foreclosed on two loans which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas which is discussed in more detail in the investments in real estate held for sale section below. As a result of the foreclosure the Company took title to the properties and reclassified the amount invested to real estate held for sale which included an allowance for loan losses of $700,000. Consequently the basis in these properties was adjusted by the $700,000 and that amount was removed from the allowance for loan losses.

In addition, the Company’s Manager granted extensions on 19 loans and 18 loans as of June 30, 2004 and June 30, 2003, respectively, pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was twelve months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, the Company’s Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due to the Company from borrowers whose loans have been extended as of June 30, 2004 and 2003, was approximately $104,139,123 and $87,967,000, respectively.

On June 25, 2003, the Company’s Manager restructured a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. The Company’s investment in this loan was approximately $13.7 million as of June 30, 2004. No specific reserve has been provided for this loan based on the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized during the year ended June 30, 2004 as a result of the note restructuring was $751,532.

NOTE D — REAL ESTATE HELD FOR SALE

At June 30, 2004, the Company held 10 properties with a total carrying value of $33.4 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. Included in this balance were 4 properties with a total carrying value of $5.7 million that the Company has sold. GAAP requires the Company to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of ownership, which is typically 20%. The Company may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes the Company's percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a rollforward of investments in real estate held for sale for the year ended June 30, 2004:

		Percentage	Balance at				Balance at
	Date	of	June 30,			Valuation	June 30,
Description	Acquired	Ownership	2003	Acquisitions	Sales	Adjustments	2004
Custom residential property located in Santa Fe, New Mexico	3/4/2003	7%	$85,727	$—	$—	$(9,990)	$75,737
40 acres of land containing 354 residential lots in Henderson, Nevada	2/28/2003	34%	4,820,663	454,160	(1,763,590)	—	3,511,233
An approximate 200-unit apartment complex located in Las Vegas, Nevada (1) (4)	1/27/2003	98%	4,772,190	2,441,746	(4,000,000)	—	3,213,936
11.42 acres of vacant land zoned commercial in Henderson, Nevada (4)	1/28/2004	100%	1,990,000	—	(1,990,000)	—	—
Two real estate parcels in Cedar Park, Texas (3)	3/2/2004	100%	—	3,231,899	—	—	3,231,899
Partially completed golf course in Mesquite, Nevada (1)	11/6/2002	36%	1,208,738	—	—	—	1,208,738
140 Unit/224 bed senior facility in Mesa, Arizona (3)	5/26/04	86%	—	6,033,953	—	—	6,033,953
65 acres of raw land in Mesquite, Nevada (2)	11/27/2002	42%	2,027,328	—	—	—	2,027,328
74 Unit/90 bed assisted living facility in San Bernadino, California (3)	4/6//2004	100%	—	7,550,000	—	—	7,550,000
Hotel/Casino in Las Vegas, Nevada (3)	2/2/2004	28%	—	6,190,333	—	—	6,190,333
Raw land in Mesquite, Nevada (1)	11/27/2002	41%	928,453	—	—	—	928,453

Total			$15,833,099	$25,902,091	$(7,753,590)	$(9,990)	$33,971,610

(1) These properties have been sold to independent third parties and the Company has provided the financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property and remove it from inventory. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis.

(2) This property includes 37 acres of land, which has been sold to an independent third party, and the Company has provided the financing. GAAP requires the borrower to have a certain percentage of equity ownership (typically 20%) to allow the Company to record the sale of a property and remove it from inventory.

(3) Foreclosures for the year ended June 30, 2004 — Through foreclosure proceedings during the year ended June 30, 2004, the Company assumed ownership of the following properties:

During March 2004, the Company foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. The current carrying value of the properties is $3,231,899. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. Subsequently, the Manager agreed to acquire the rights to any future judgments related to the personal guarantees associated with the loans in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. This transaction will result in a net gain of $1,983,896 in the quarter ending September 30, 2004 which is derived from the recovery of a previously recorded valuation allowance.

During May 2004, the Company foreclosed on loan secured by a 140 Unit/224 bed senior facility in Mesa, Arizona. A receiver has been appointed and the business has continued operations. The property has been listed for sale and, based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2004.

During April 2004, the Company foreclosed on loan secured by a 74 Unit/90 bed senior facility in San

Bernadino, California. A receiver has been appointed and the business has continued operations. The property has been listed for sale and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2004.

During February 2004, the Company foreclosed on two loans and took title to the collateral which consists of a hotel/casino on approximately 25 acres of land. No specific reserve was provided upon foreclosure based on the estimated underlying collateral value.

(4) Sales of real estate held for sale for the year ended June 30, 2004:

During March 2004, the Company sold 11.42 acres of land in Henderson, Nevada for approximately $2.0 million which approximated the carrying value of the real estate.

Through foreclosure proceedings in the first calendar quarter of 2003, the Company assumed an approximate 98% ownership of a 200-unit apartment complex in Las Vegas, Nevada. In October 2003, the Company sold the property to a third party. However, the Company financed 100% of the sale. GAAP requires the borrower to have a certain percentage equity ownership (typically 20% of the sales price) to be funded by the buyer to allow the Company to record a sale. During March 2004, the Company received a payoff of $4,000,000 on its loan to the borrower. Since the payoff resulted from a sale of the note through an intercreditor agreement and no further cash equity was injected by the buyer, the Company did not record the entire sale, only that portion that relates to the loan payoff.

NOTE E — SECURED BORROWINGS

As of June 30, 2004 and 2003, the Company had approximately $61,924,000 and $26,700,000, respectively, in secured borrowings pursuant to an intercreditor agreement with the related amounts included in assets under secured borrowing. For the years ended June 30, 2004 and 2003, the Company recorded interest expense of $5,681,000 and $3,266,000, respectively, related to the secured borrowing.

NOTE F— NOTE RECEIVABLE FROM FUND I

As of June 30, 2004, the Company is due approximately $4.3 million, net of a valuation allowance of $0.3 million, from Fund I which foreclosed on its second mortgage on a building located in Las Vegas, Nevada and obtained ownership to the property subject to the existing debt which included a note payable totaling $4.6 million owed to the Company.

NOTE G — MEMBERS’ EQUITY

1. Membership Units

As of June 30, 2002, the Manager contributed $1,100,000 to the Company in connection with offering costs incurred on behalf of the Company in return for 110,000 units. Members contribute to the capital of the Company an amount equal to $10.00 for each unit subscribed for by each member, with a minimum subscription of 200 units per member. The total capital contribution of the members will not exceed $500,000,000, not including reinvested distributions.

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

3. Working Capital Reserves

The Company is required by the operating agreement to maintain working capital reserves of approximately 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy the Company’s unforeseen obligations and for other permitted uses of its working capital. Working capital reserves of up to 3% in cash or cash equivalents, short-term investments and certificates of deposit are excluded from the funds committed to mortgage investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans. As of June 30, 2003 and 2002, the Company had approximately $16,816,000 and $8,624,000, respectively, for its working capital reserves.

NOTE H — RELATED PARTY TRANSACTIONS

Transactions with the Manager

The Manager is entitled to receive a management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees paid to the Manager for the fiscal years ended June 30, 2004 and 2003 approximated $1,025,000 and $793,000, respectively.

As of June 30, 2004 and June 30, 2003, the Company owed the Manager approximately $1,503,000 and $2,397,000, respectively, for expenses advanced on its behalf and distributions due related to units owned by the Manager.

As of June 30, 2004, Vestin Mortgage had an investment in us of approximately $1.1 million, which consists of certain costs paid on the Company’s behalf related to the registration and start-up costs. Vestin Mortgage has received 110,000 units related to this investment.

From time to time the Company may acquire or sell investments in mortgage loans from/to the Manager or other related parties pursuant to the terms of the operating agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not the Company’s intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to maximize the use of capital.

During the fiscal year ended June 30, 2003, the Company sold $500,855 in mortgage loans to the Manager.

During the fiscal year ended June 30, 2003, the Company purchased $6,816,905 in mortgage loans from the Manager.

During March 2004, the Company foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. The current carrying value of the properties is $3,231,899. During September 2004, the Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. Subsequently, the Manager agreed to acquire the rights to any future judgments related to the personal guarantees associated with the loans in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. This transaction will result in a net gain of $1,983,896 in the quarter ending September 30, 2004 which is derived from the recovery of a previously recorded valuation allowance.

Transactions with the Funds

During the fiscal years ended June 30, 2004 and 2003, the Company purchased $10,000,000 and $17,725,000, respectively, in mortgage loans from Fund I.

During the fiscal years ended June 30, 2004 and 2003, the Company sold $806,489 and $15,249,950, respectively, in mortgage loans to Fund I.

During the fiscal year ended June 30, 2004, the Company sold $10,000,000 in mortgage loans to Fund III.

Transactions with other related parties

During the fiscal year ended June 30, 2003, the Company purchased $15,023,151 in mortgage loans from Vestin Group.

During the fiscal year ended June 30, 2003, the Company sold $4,500,000 in mortgage loans to Vestin Group.

During the fiscal year ended June 30, 2003, the Company purchased $4,657,844 in mortgage loans from inVestin Nevada, Inc., a company wholly owned by the Manager’s Chief Executive Officer, and $1,000,000 in mortgage loans from LTD, Inc., a company wholly owned by the Manager’s Chief Executive Officer.

During the fiscal year ended June 30, 2003, the Company sold $2,674,950 in mortgage loans to inVestin Nevada, Inc.

During the year ended June 30, 2004, the Company paid $17,172 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

During the year ended June 30, 2004, the Company paid $4,965 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. Vestin Mortgage’s Chief Financial Officer, Treasurer, Secretary and Director is an equity owner in that firm.

NOTE I — REVENUE RELATED TO THE SALE OF REAL ESTATE

The Company received a promissory note from an unaffiliated party in the amount of $2.3 million in connection with the sale of real estate located in the City of Mesquite, Nevada. The note reflected a finder’s fee by the Company; the Company did not loan any money to the unaffiliated party with respect to the $2.3 million note. The note required monthly interest payments at a rate of 8.5% per annum and was payable in full on June 13, 2005. In addition, the Company loaned $1.5 million to the unaffiliated party and received a mortgage note due June 13, 2004 in connection with the same sale of real estate. The Company was using the cost recovery method of accounting for the transaction. Accordingly, the Company did not recognize any income on the notes until the principal balance of both notes were paid in full. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off. In February 2004, the notes were paid off and the Company recorded the $2.3 million as revenue related to the sale of real estate and $0.3 million as interest income related to interest payments received prior to loan payoff.

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN 46, also referred to as Interpretation 46(R)(“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

NOTE K — LEGAL MATTERS INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit. The Company is not a party to the Action.

The Company’s Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. The Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

NOTE L — LEGAL MATTERS INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund I and Vestin Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of September 13, 2004. The Company believes that it has complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

NOTE M — REDEMPTION LIMITATION

In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2004, redemptions made since inception totaled $64.4 million. Balances in members’ capital accounts as of January 1, 2004 was $394.0 million, which would limit redemptions to $39.4 million for calendar 2004. As of June 30, 2004, we had paid approximately $30.3 million in redemptions in 2004, and had $9.1 million in redemptions that remain to be fulfilled in 2004. As of June 30, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 million s in 2006, $28.7 million in 2007, $29.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, and $18.8 million in 2011 had been logged.

NOTE N — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule contains selected quarterly financial data for fiscal year ended June 30, 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$11,905,509	$10,464,647	$11,925,970	$11,032,574	$40,312,535
Expenses	2,447,112	4,074,992	2,624,774	12,670,734	16,541,231

Net income	$9,458,397	$6,389,655	$9,301,196	$(1,638,160)	$23,771,304

Net income allocated to members per weighted average membership units	$0.24	$0.16	$0.26	$(0.04)	$0.76

Weighted average membership units	39,971,474	40,029,576	35,127,158	37,143,153	31,430,793

The following schedule contains selected quarterly financial data for fiscal year ended June 30, 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$8,853,369	$10,123,913	$10,302,679	$11,032,574	$40,312,535
Expenses	1,014,717	1,261,538	1,594,242	12,670,734	16,541,231

Net income	$7,838,652	$8,862,375	$8,708,437	$(1,638,160)	$23,771,304

Net income allocated to members per weighted average membership units	$0.31	$0.30	$0.26	$(0.04)	$0.76

Weighted average membership units	25,535,977	29,868,724	33,277,556	37,143,153	31,430,793

NOTE O — SUBSEQUENT EVENTS

During March 2004, the Company foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. The current carrying value of the properties is $3,231,899. During September 2004, the Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. Subsequently, the Manager agreed to acquire the rights to any future judgments related to the personal guarantees associated with the loans in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. This transaction will result in a net gain of $1,983,896 in the quarter ending September 30, 2004 which is derived from the recovery of a previously recorded valuation allowance.

During August 2004 the Company commenced foreclosure proceedings on a loan in which the Company has an investment of approximately $20.0 million due to payment delinquency. Concurrent with foreclosure proceedings, the borrower filed for bankruptcy protection. The Company is currently exploring various avenues to expedite collection of the amounts due on this loan. Based on a review of the property, the Company has determined the loan is sufficiently collateralized and no allowance is deemed necessary. However, no assurance can be given that the Company will be able to collect the full amount due it on this loan.

Schedule I

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOAN ROLLFORWARD

Balance, June 30, 2002	$222,558,326
Additions during the period
New mortgage loans	308,974,057
Mortgage loans bought	93,502,169
Deductions during the period
Collections of principal	146,329,465
Foreclosed loans (Real estate held for sale)	18,271,656
Mortgage loans sold	107,952,914

129,922,191

Balance, June 30, 2003	352,480,517

Additions during the period
New mortgage loans	256,424,960
Mortgage loans bought	44,159,399
Deductions during the period
Collections of principal	220,379,028
Foreclosed loans (Real estate held for sale)	24,623,896
Mortgage loans sold	94,708,866

(39,127,431)

Balance, June 30, 2004	$313,353,086

Schedule II

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS BY TYPE OF PROPERTY

As of June 30, 2004:

			Carrying		Amount
Type of	Interest	Face Amount	amount of	Maturity Date	Subject to
Property	Rate	of Mortgage	mortgage		Delinquency
Commercial	8%-14%	$101,120,705	$72,312,216	8/04-3/05	$256,467
Construction	11%-15%	$105,000,000	$58,606,178	8/04-8/05	$374,245
Acquisition and Development	7.5%-13%	$121,325,000	$70,320,091	11/04-1/06	$–
Land	12%-14%	$30,630,000	$12,562,890	9/04-6/05	$–
Bridge	6%-14%	$158,031,750	$104,259,264	7/04-4/06	$125,255

As of June 30, 2003:

			Carrying		Amount
Type of	Interest	Face Amount	amount of	Maturity Date	Subject to
Property	Rate	of Mortgage	mortgage		Delinquency
Commercial	5.5%-14%	$237,787,500	$147,747,321	12/02-6/05	$13,995,000
Construction	12%-15%	$180,855,000	$116,106,164	2/03-3/04	$16,349,865
Acquisition and Development	11%-14%	$67,825,000	$29,147,011	2/02-3/03	$–
Land	10%-14%	$36,485,500	$24,303,121	8/03-5/04	$–
Bridge	8%-14%	$69,600,000	$22,007,371	7/03-6/05	$4,599,192
Residential	12.5%-14%	$15,087,500	$13,169,529	8/03-8/04	$–

Schedule III

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS BY LIEN POSITION

As of June 30, 2004:

			Carrying		Amount
Lien	Face Amount	Interest	amount of	Maturity	Subject to
Position	of Mortgage	Rate	mortgage	Date	Delinquency
1st	$507,832,455	5.5%-15%	$316,497,670	2/02-3/05	$755,968
2nd	$3,775,000	9.0%-13.0%	$2,563,269	12/04-3/05	$–

As of June 30, 2003:

			Carrying		Amount
Lien	Face Amount	Interest	amount of	Maturity	Subject to
Position	of Mortgage	Rate	mortgage	Date	Delinquency
1st	$604,809,500	5.5%-15%	$350,486,618	2/02-3/05	$34,939,057
2nd	$2,646,000	9.5%-14.5%	$1,993,899	6/02-11/03	$5,000

Schedule IV

Vestin Fund II, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS THAT EXCEED THREE PERCENT
OF THE PORTFOLIO

As of June 30, 2004:

Description	Interest	Maturity	Lien	Face Amount of	Carrying Amount of	Amount Subject to
of Loan	Rate	Date	Position	Mortgage	Mortgage	Delinquency
Bridge	10.00%	3/30/06	1st	$35,000,000	$22,857,418	$–
Acquisition and Development	12.00%	12/18/04	1st	$12,365,000	$9,381,890	$–
Construction	14.00%	8/1/03	1st	$17,500,000	$12,095,763	$301,644
Commercial	12.50%	11/3/03	1st	$12,500,000	$12,310,430	$256,467
Construction	13.50%	8/31/05	1st	$51,450,000	$23,478,760	$–
Construction	12.00%	8/19/04	1st	$9,150,000	$8,966,383	$–
Bridge	8.00%	5/20/05	1st	$18,000,000	$17,198,913	$–
Bridge	5.50%	6/25/05	1st	$15,500,000	$13,664,188	$125,255
Acquisition and Development	12.00%	9/8/04	1st	$23,000,000	$9,302,719	$–
Commercial	14.00%	11/12/04	1st	$11,500,000	$11,500,000	$–
Acquisition and Development	8.00%	1/25/06	1st	$35,000,000	$20,208,700	$–
Acquisition and Development	9.00%	1/13/05	1st	$30,000,000	$20,281,121	$–
Bridge	11.00%	6/28/05	1st	$26,000,000	$19,998,445	$–

As of June 30, 2003:

Description	Interest	Maturity	Lien	Face Amount of	Carrying Amount of	Amount Subject to
of Loan	Rate	Date	Position	Mortgage	Mortgage	Delinquency
Commercial	13.00%	11/25/03	1st	$29,000,000	$22,514,360	$–
Commercial	5.50%	6/25/04	1st	$15,150,000	$12,664,188	$–
Commercial	12.50%	8/3/03	1st	$12,500,000	$12,310,430	$–
Commercial	12.00%	11/27/03	1st	$31,000,000	$21,290,628	$–
Acquisition and Development	14.00%	6/28/03	1st	$32,000,000	$11,900,893	$–
Construction	14.00%	8/1/03	1st	$17,500,000	$12,927,598	$12,927,598
Construction	13.50%	8/30/03	1st	$48,000,000	$25,528,760	$–
Construction	13.00%	3/31/04	1st	$13,500,000	$12,629,726	$–

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund II, LLC
By:	Vestin Mortgage, Inc., its sole manager

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director of the Manager (Principal Executive Officer of Manager)

By:	/s/ Lance K. Bradford
Lance K. Bradford
Director, Secretary and Treasurer (Chief Financial Officer of the Manager)

Dated: September 13, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Organization
3.2(2)	Amended and Restated Operating Agreement (included as Exhibit A to the Company’s prospectus)
10.1	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund
10.2	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Western United Life Assurance Company
10.3	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.4	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.5	Participation Agreement, dated May 13, 2004, by and among Vestin Fund I, LLC, Vestin Fund II, LLC, Vestin Fund III, LLC and Royal Bank of America
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Lance K. Bradford
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000 (File No. 333-52484).

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003 (File No. 333-52484).