Form 10-Q
period 2004-09-30
VESTIN FUND II LLC
filed 2004-11-09
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Transition Period From ______________ To ______________

COMMISSION FILE NUMBER 333-52484

VESTIN FUND II, LLC

(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	88-0481336 (I.R.S. Employer Identification No.)

8379 WEST SUNSET BOULEVARD, LAS VEGAS, NEVADA 89113
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

Yes ☒ No ☐

As of September 30, 2004, the Issuer had 36,824,960 of its Units outstanding.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒ No ☐

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Vestin Fund II, LLC

BALANCE SHEETS

	(UNAUDITED)
	SEPTEMBER 30, 2004	JUNE 30, 2004
ASSETS
Cash	$46,315,077	$11,936,734
Certificates of deposit	1,000,000	2,425,000
Marketable securities - available for sale	18,604,030	—
Interest and other receivables	6,336,273	4,223,499
Due from Fund I	1,469,743	2,987,340
Investment in mortgage loans, net of allowance for loan losses of $2,666,666 and $9,500,000 at September 30, 2004, and June 30, 2004, respectively	230,560,873	303,853,086
Real estate held for sale	48,671,145	28,263,755
Real estate held for sale - seller financed	13,131,500	5,707,855
Note receivable	328,074	—
Note receivable from Vestin Fund I	—	4,278,322
Note receivable from Manager	1,000,000	—
Assets under secured borrowings	32,600,774	61,924,186

	$400,017,489	$425,599,777

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$798,220	$337,282
Due to Manager	911,169	1,502,964
Due to Vestin Group	14,577	384,826
Secured borrowings	32,600,774	61,924,186
Deferred income	529,908	381,208

Total liabilities	34,854,648	64,530,466

Members’ equity - authorized 50,000,000 units at $10 per unit, 36,824,960 units issued and outstanding at September 30, 2004, and 36,701,855 units issued and outstanding at June 30, 2004	365,162,841	361,069,311

Total members’ equity	365,162,841	361,069,311

Total liabilities and members’ equity	$400,017,489	$425,599,777

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF INCOME

(UNAUDITED)

	FOR THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
Revenues
Interest income from investment in mortgage loans	$8,571,513	$10,725,432
Other income	1,494,992	1,180,077

Total revenues	10,066,505	11,905,509

Operating expenses
Management fees	257,764	253,342
Provision for loan losses	166,666	250,000
Interest expense	1,668,491	1,030,457
Valuation adjustments on real estate held for sale	37,127	71,870
Expenses related to real estate held for sale	1,095,949	328,124
Professional fees	185,644	437,853
Other	1,106	75,466

Total operating expenses	3,412,747	2,447,112

NET INCOME	$6,653,758	$9,458,397

Net income allocated to members	$6,653,758	$9,458,397

Net income allocated to members per weighted average membership units	$0.18	$0.24

Weighted average membership units	36,845,690	39,971,474

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Units	Amount
Members’ equity at June 30, 2004	36,804,169	$361,069,311
Net income	—	6,653,758
Comprehensive income:
Unrealized gain on marketable securities available for sale	—	1,193,484

Total comprehensive income	—	7,847,242
Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	—	1,983,896
Issuance of units	59	587
Distributions	—	(5,953,584)
Reinvestments of distributions	130,462	1,304,622
Members’ redemptions	(109,730)	(1,089,233)

Members’ equity at September 30, 2004	36,824,960	$365,162,841

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,653,758	$9,458,397
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	166,666	250,000
Loss on real estate held for sale	37,127	71,870
Interest income accrued to loan balance	(396,552)	—
Change in operating assets and liabilities:
Interest and other receivables	(3,030,248)	(838,763)
Other assets	—	(67,350)
Due from Fund I	1,517,597	(733,152)
Note receivable from Fund I	4,278,322	—
Accounts payable	460,938	312,174
Due to Manager	(591,795)	136,189
Due to Vestin Group	(370,249)	—
Deferred income	148,700	29,927

Net cash provided by operating activities	8,874,264	8,619,292

Cash flows from investing activities:
Investments in mortgage loans on real estate	(33,731,292)	(39,091,969)
Purchase of investments in mortgage loans	(9,000,000)	(11,500,000)
Purchase of mortgage loans from:
Vestin Fund I, LLC	—	(10,000,000)
Vestin Fund III, LLC	(5,000,000)	—
Proceeds received from sale of mortgage loans to:
Vestin Fund I, LLC	—	220,000
Other related party	—	1,375,000
Proceeds from loan payoff	87,385,441	56,051,718
Sales of investments in mortgage loans	4,303,000	34,884,600
Cash outlay for investments in real estate held for sale	(176,167)	—
Proceeds from sale of real estate held for sale	3,446,251	1,237,560
Purchase of marketable securities	(17,410,546)	—
Proceeds from investment in certificates of deposit	1,425,000	2,300,000

Net cash provided by investing activities	31,241,687	35,476,909

Cash flows from financing activities:
Proceeds from issuance of membership units	587	23,615,742
Members’ distributions, net of reinvestments	(4,648,962)	(6,785,183)
Members’ withdrawals	(1,089,233)	(10,338,886)
Payment on line of credit	—	(2,000,000)

Net cash provided by (used in) financing activities	(5,737,608)	4,491,673

NET CHANGE IN CASH	34,378,343	48,587,874
Cash, beginning of period	11,936,734	5,740,806

Cash, ending of period	$46,315,077	$54,328,680

Supplemental disclosures of cash flows information:
Non-cash investing activities:
Loans funded through secured borrowing	$29,323,412	$25,075,748

Real estate held for sale acquired through foreclosure	$23,058,779	$—

Note receivable from Vestin Mortgage related to sale of rights to receive proceeds of guarantee	$1,000,000	$—

Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	$1,983,896	$—

Ownership of real estate held for sale assigned from Fund I	$7,423,645	$—

Loans rewritten with same or similar property as collateral	$—	$7,913,295

Unrealized gain on marketable securities	$1,193,484	$—

Note receivable received from guarantor in exchange for release of guarantee	$328,074	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE A — ORGANIZATION

We were organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. During June 2004 we discontinued the offering of our Units. Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and traded on the Nasdaq SmallCap Market under the ticker symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund II, LLC, as the “Company.”

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

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the year ended June 30, 2004.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3. ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment in our investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed of.

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

5. REAL ESTATE HELD FOR SALE — SELLER FINANCED

Seller financed real estate held for sale includes real estate acquired through foreclosure and resold to independent third parties where we have provided the financing and the borrower has not met certain criteria in accordance with Statement of Financial Accounting Standards (FAS) No. 66. FAS 66 requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the real estate is retained as real estate held for sale.

6. MARKETABLE SECURITIES

Investments in marketable securities consist of bonds secured by real estate. The securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The appropriate classification of investments in marketable securities is determined at the time of purchase and such determination is reevaluated at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income.

7. SECURED BORROWINGS

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investment in mortgage loans as of September 30, 2004 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	8	$73,141,306	9.25%	29.69%	64.58%
Bridge	17	90,909,588	10.60%	36.90%	64.37%
Commercial	10	48,747,473	11.91%	19.79%	58.09%
Construction	5	16,092,324	9.18%	6.53%	72.95%
Land	5	17,468,348	12.68%	7.09%	70.58%

	45	$246,359,039	10.51%	100.00%	64.19%

Investment in mortgage loans as of June 30, 2004 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	9	$70,320,391	9.48%	22.04%	64.22%
Bridge	17	52,362,686	10.11%	16.41%	48.03%
Commercial	14	77,209,538	12.07%	24.20%	65.95%
Construction	7	58,606,178	11.95%	18.37%	62.49%
Land	8	60,562,146	9.95%	18.98%	57.31%

	55	$319,060,939	10.90%	100.00%	60.55%

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

	September 30, 2004	June 30, 2004
	Balance	Balance
Balance per Loan Portfolio	$246,359,039	$319,060,939
Less:
Seller financed loans included in real estate held for sale	(13,131,500)	(5,707,853)
Allowance for Loan Losses	(2,666,666)	(9,500,000)

Balance per Balance Sheet	$230,560,873	$303,853,086

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

	September 30, 2004	Portfolio	June 30, 2004	Portfolio
Loan Type	Balance	Percentage	Balance	Percentage
First mortgages	$243,795,770	99.00%	$316,497,670	99.20%
Second mortgages*	2,563,269	1.00%	2,563,269	0.80%

	$246,359,039	100.00%	$319,060,939	100.00%

* All of our second mortgages are junior to first deeds of trust held by us.

The following is a schedule of contractual maturities of investments in mortgage loans as of September 30, 2004:

2004	$76,798,809
2005	110,608,270
2006	51,528,315
2007	7,423,645

$246,359,039

The following is a schedule by geographic location of investments in mortgage loans as of:

	September 30, 2004	Portfolio	June 30, 2004	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$32,010,108	12.99%	$45,321,607	14.20%
California	74,136,503	30.09%	80,868,704	25.35%
Florida	—	0.21%	656,063	0.21%
Hawaii	25,327,045	10.28%	34,283,186	10.75%

	September 30, 2004	Portfolio	June 30, 2004	Portfolio
	Balance	Percentage	Balance	Percentage
Nevada	62,521,398	25.38%	91,349,216	28.63%
New York	19,999,645	8.12%	19,998,445	6.27%
North Carolina	1,610,058	0.63%	1,610,058	0.50%
Oklahoma	2,000,000	0.81%	—	—
Texas	28,754,281	11.67%	44,973,660	14.09%

	$246,359,039	100.00%	$319,060,939	100.00%

We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

At September 30, 2004, five of our loans totaling $46.0 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. Our Manager has commenced foreclosure proceedings on these loans and has evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

	Balance at		Number of
	September 30,		Months Non-
Description of Collateral	2004	Maturity Date	Performing
Commercial parcels of land in Rancho Cucamonga, CA, Palm Springs, CA, and Cathedral City, CA	$2,098,173	6/16/2004	3
126 unit Ramada Inn Hotel in Mesquite, NV	4,559,733	06/18/2003	15
4 cemeteries and 8 mortuaries in Hawaii	7,781,554	3/31/2004	1
Racetrack and hotel in Vernon Downs, NY	19,999,645	6/30/2005	1
Office building in Farmers Branch, TX	11,589,668	11/3/2003	10

	$46,028,773

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed of. As of September 30, 2004, we have provided a general allowance for loan losses of approximately $2.7 million. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a rollforward of the allowance for loan losses for the three months ended September 30, 2004:

				Balance at
	Balance at June			September 30,
Description	30, 2004	Provisions	Deductions(1)	2004
General Valuation Allowance	$2,500,000	$166,666	$—	$2,666,666
Specific allowance	7,000,000	—	(7,000,000)	—

Total	$9,500,000	$166,666	$(7,000,000)	$2,666,666

(1) During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the three months ended September 30, 2004, foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. We are diligently assessing its options for a sale of the property as quickly as circumstances permit.

In addition, our Manager had granted extensions on 14 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2004 was approximately $53.2 million. Included in this balance are 2 loans that are non-performing as of September 30, 2004 totaling approximately $16.1 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

NOTE D — MARKETABLE SECURITIES – AVAILABLE FOR SALE

During the three months ended September 30, 2004, we acquired tax free fixed income securities issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments are secured by real estate holdings primarily comprised of low-income housing projects. These fixed income securities mature beginning in 2010 through 2034. Components of these securities were as follows as of September 30, 2004:

				Unrealized
Description	Face Value	Cost	Fair Value	Gain
Local agency bonds	$24,530,000	$17,410,545	$18,604,030	$1,193,485

These securities have been classified as available for sale and unrealized gains have been included in equity as other comprehensive income. Fair value is determined by market quotes for securities which are actively traded. When securities are not actively traded, fair value is estimated based on market quotes of similar securities.

NOTE E — RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2004 and 2003, we recorded management fees to our Manager of approximately $258,000 and $253,000, respectively. Additionally, for the three months ended September 30, 2004 and 2003, we recorded pro rata distributions owed to our Manager of approximately $16,000 and $25,000, respectively, based upon the total of 110,000 units owned by our Manager.

As of September 30, 2004 we were owed approximately $1.5 million primarily related to payments made on behalf of Fund I for the maintenance of jointly owned real estate.

During July 2003, Fund I foreclosed on its second mortgage on a partially completed assisted living facility located in Las Vegas, Nevada and obtained ownership to the property subject to the existing debt. We also owned a fractional interest in the first deed of trust totaling $4.6 million but did not participate in the foreclosure. During the three months ended September 30, 2004, Fund I sold the property for approximately $11.5 million. At the time of the sale, we were transferred our pro-rata interest in the property from Fund I and included it in our portfolio of real estate held for sale. Since we and Fund I provided the financing and the borrower did not meet the minimum equity requirement to be treated as a sale under GAAP, the property remains as an asset under real estate held for sale.

During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. The Company has assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage in the amount of $1,000,000. The note bears interest at 8%, is payable in quarterly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,983,896 which is shown as a capital contribution from our Manager.

As of September 30, 2004, we owed Vestin Group approximately $15,000 related to certain operating expenses paid by Vestin Group on our behalf.

As of September 30, 2004, we owed our Manager approximately $0.9 million primarily related to unpaid management fees and our Manager’s pro-rata share of distributions.

From time to time we may acquire or sell investments in mortgage loans from/to the Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to maximize the use of our capital.

During the three months ended September 30, 2004, we purchased investments in mortgage loans totaling $5,000,000 from Fund III.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2004, we held 10 properties with a total carrying value of $48.7 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a rollforward of investments in real estate held for sale for the three months ended September 30, 2004:

		Percentage	Balance at			Valuation/	Balance at
	Date	of	June 30,			Other	September 30,
Description	Acquired	Ownership	2004	Acquisitions	Sales	Adjustments	2004
Custom residential property located in Santa Fe, New Mexico	3/4/2003	7%	$75,737	$—	$—	$—	$75,737
40 acres of land containing 354 residential lots in Henderson, Nevada (2)	2/28/2003	34%	3,511,233	—	(775,456)	—	2,735,777
460 acre residential sub-division in Lake Travis, Texas (1)	8/3/2004	66%	—	3,460,187	—	—	3,460,187
Two real estate parcels in Cedar Park, Texas (3)	3/2/2004	100%	3,231,899	—	(3,565,795)	1,983,896	1,650,000
Partially completed golf course on 570 acres of land near Austin, Texas (1)	8/3/2004	100%	—	5,633,048	—	—	5,633,048
126 unit assisted living facility in Phoenix, Arizona (1)	9/8/2004	90%	—	13,965,545	—	—	13,965,545
140 Unit/224 bed senior facility in Mesa, Arizona (4)	05/26/04	86%	6,033,953	—	—	—	6,033,953
65 acres of raw land in Mesquite, Nevada (2)	11/27/2002	42%	1,670,600	—	(105,000)	—	1,565,600
74-unit, (90 bed) assisted living facility in San Bernardino, CA	4/6//2004	100%	7,550,000	176,166	—	—	7,726,166
Hotel/Casino in Las Vegas, Nevada (4)	2/2/2004	28%	6,190,333	—	(328,074)	(37,127)	5,825,132

			$28,263,755	$23,234,946	$(4,774,325)	$1,946,145	$48,671,145

(1)	Foreclosures for the three months ended September 30, 2004:

During the three months ended September 30, 2004 we foreclosed on loan secured by a 460 acre residential sub-division in Lake Travis, Texas. Our Manager has evaluated the carrying value of $3,460,187 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2004.

During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the three months ended September 30, 2004, foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. Our Manager has re-assessed the value of the real estate and has determined no further valuation allowance was deemed necessary on the carrying value of $5,633,048 as of September 30, 2004.

During the three months ended September 30, 2004 we foreclosed on a loan secured by a 126 unit assisted living facility in Phoenix, Arizona. Our Manager has evaluated the carrying value of $13,965,545 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2004.

(2)	Sales of real estate held for sale for the three months ended September 30, 2004:

During September 2004 we entered into an agreement to sell the remaining 29 acres of raw land in Mesquite, Nevada for $6.2 million. Prior to quarter end, $105,000 was released from escrow representing an early release of funds. The transaction will not be finalized for up to six months and the remaining proceeds received thereupon.

During July 2004 we sold 50 lots within a 40 acre subdivision for $775,496.

(3)	During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage of $1,000,000. This transaction results in a recovery net of legal and collection costs of $1,983,896 which is shown as a capital contribution from our Manager.

(4)	Real estate held for sale sold subsequent to quarter end:

During October 2004, we and Fund I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,132. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $328,074 which is based on a discount rate of 8%. The transaction resulted in a loss of $37,127 which is reflected in our valuation adjustments for the three months ended September 30, 2004.

During November 2004, we and Fund I sold the 140 Unit/224 bed senior facility in Mesa, Arizona for of which our net proceeds totaled $6,079,941. We received cash of $947,620 and held back a promissory note and first deed of trust totaling $5,132,321. This transaction resulted in a gain of $9,151 which will be reflected in the quarter ended December 31, 2004.

Foreclosures subsequent to quarter end:

During October 2004, we foreclosed and took title to a 126 unit Ramada Inn Hotel in Mesquite, NV. Our Manager has evaluated the carrying value of $4,559,733 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of the date of foreclosure.

NOTE G — REAL ESTATE HELD FOR SALE – SELLER FINANCED

At September 30, 2004, we held 5 properties with a total carrying value of $13.1 million which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a rollforward of seller financed real estate held for sale for the three months ended September 30, 2004:

		Percentage	Balance at			Valuation/	Balance at
	Date	of	June 30,			Other	September 30,
Description	Acquired	Ownership	2004	Acquisitions	Sales	Adjustments	2004
An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	98%	$3,213,936	$—	$—	$—	$3,213,936
An uncompleted golf course in Mesquite, Nevada	11/6/2002	36%	1,208,738	—	—	—	1,208,738
36 acres of raw land in Mesquite, Nevada	11/27/2002	42%	356,728	—	—	—	356,728
Assisted living facility in Las Vegas, Nevada (1)	9/23/2004	48%	—	7,423,645	—	—	7,423,645
Raw land in Mesquite, Nevada	11/27/2002	41%	928,453	—	—	—	928,453

			$5,707,855	$7,423,645	$—	$—	$13,131,500

(1) During July 2003, Fund I foreclosed on its second mortgage on a partially completed assisted living facility located in Las Vegas, Nevada and obtained ownership to the property subject to the existing debt. We also owned a fractional interest in the first deed of trust totaling $4.6 million but did not participate in the foreclosure. During the three months ended September 30, 2004, Fund I sold the property for approximately $11.5 million. At the time of the sale, we were transferred our pro-rata interest in the property from Fund I and included it in our portfolio of real estate held for sale. Since we and Fund I provided the financing and the borrower did not meet the minimum equity requirement to be treated as a sale under GAAP, the property remains as an asset under real estate held for sale.

NOTE H — SECURED BORROWINGS

As of September 30, 2004, we had $32.6 million in secured borrowings pursuant to intercreditor and certain participation agreements with the related amounts included in assets under secured borrowings. For the three-month periods ended September 30, 2004 and 2003, we recorded interest expense of approximately $1.7 million and $1.0 million, respectively, related to the secured borrowings.

NOTE I — NOTE RECEIVABLE

As of September 30, 2004, note receivable consisted of a promissory note totaling $440,000 which is discounted to a present value of $328,074 as further discussed in Note F.

NOTE J — NOTE RECEIVABLE FROM VESTIN MORTGAGE

During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage of $1,000,000. The note bears interest at 8%, is payable in quarterly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,983,896 which is shown as a capital contribution from our Manager.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on our financial statements.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

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

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of the date of this filing. We believe that we have complied with SEC disclosure requirements and have cooperated with the inquiry. We cannot at this time predict the outcome of the inquiry.

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

NOTE N — REDEMPTION LIMITATION

In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of September 30, 2004, redemptions made since inception totaled $65.2 million. Balances in members’ capital accounts as of January 1, 2004 were $394.0 million, which would limit redemptions to $39.4 million for calendar 2004. As of September 30, 2004, we had paid approximately $31.4 million in redemptions in 2004, and had $8.0 million in redemptions that remain to be fulfilled in 2004. As of September 30, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, and $17.0 million in 2012 had been logged.

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

The following is a financial review and analysis of our financial condition and results of operations for the three months ended September 30, 2004 and 2003. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and our report on Form 10-K for the year ended June 30, 2004.

OVERVIEW

On June 13, 2001, our Registration Statement was filed with the Securities and Exchange Commission became effective for the initial public offering of up to 50,000,000 units at $10 per unit. We commenced operations on June 15, 2001 and commenced raising funds through the sale of our membership units in June 2001. In June 2004 we discontinued the offering of our membership units. Members may also participate in our Distribution Reinvestment plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of September 30, 2004, an additional 2,104,573 units have been purchased under this plan. Additionally, in connection with our organization, we issued 110,000 units to our Manager for offering costs paid by them to unrelated third parties on our behalf.

Our operating results are affected primarily by (i) the amount of capital the Company has to invest in mortgage loans, (ii) the level of real estate lending activity in the markets the Company services, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates the Company is able to charge on its loans and (v) the level of non-performing assets and loan losses which we experience. As of September 30, 2004, we had total non-performing assets of $94.7 million, an increase of approximately 18% as compared to June 30, 2004.

SUMMARY OF FINANCIAL RESULTS

	Three months ended September 30,
	2004	2003
Total revenues	$10,066,505	$11,905,509
Total expenses	3,412,747	2,447,122

Net income	$6,653,758	$9,458,397

Net income allocated to members per weighted average membership units	$0.18	$0.24

Annualized rate of return to members (a)	7.2%	9.5%

Weighted average membership units	36,845,690	39,971,474

Cash distributions	$5,983,584	$9,831,133

Cash distributions per weighted average membership unit	$0.16	$0.25

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of September 30, 2004 and 2003 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Total Revenues. For the three months ended September 30, 2004, revenues totaled $10.1 million compared to $11.9 million for the same period in 2003, a decrease of $1.8 million or 15%. Changes in revenue for the three months ended September 30, 2004 compared to the same period in 2003 were primarily related to the following:

•	Interest income from investments in mortgage loans decreased from $10.7 million to $8.6 million primarily due to a decrease in the amount of capital we have as well as an increase in non-performing assets. Non-performing assets include loans in non-accrual status totaling $46.0 million as of September 30, 2004 compared to $51.9 million as of September 30, 2003 and real estate held for sale (excluding seller financed real estate held for sale) totaling $48.7 million as of September 30, 2004 compared to $14.5 million as of September 30, 2003. The increase in non-performing assets reflects the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures, as well as the effects of a weakening economy. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying mortgage loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with its objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.

•	The decline in interest income was offset by an insurance settlement totaling $1.1 million received during the three months ended September 30, 2004 resulting from deficient procedures performed by the voucher control company we used for construction control on a golf course loan in Austin, Texas. For the same period in the prior year other income totaled $1.2 million primarily due to loan and extension fees earned for the quarter.

Approximately $2,588,000 of our interest revenue for the three months ended September 30, 2004 was derived from interest reserves.

The overall decline in interest rates over the past several years may have diminished the interest rates we can charge in our loans. The weighted average interest rate on our loans at September 30, 2004 was 10.5%, as compared to 10.9% at September 30, 2003. In addition, there has been an increase in competition from more conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the overall decline in interest rates. It is not clear yet if and when the recent, modest increases in federal funds rates will enable us to charge higher interest rates on our future loans.

As of September 30, 2004, our Manager had granted extensions on 14 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2004 was approximately $53.2 million. Included in this balance are 2 loans that are non-performing as of September 30, 2004 totaling approximately $16.1 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

Total Expenses. For the three months ended September 30, 2004, expenses totaled $3.4 million compared to $2.4 million for the same period in 2003, an increase of $1.0 million or 42%. The increase is primarily related to the following:

•	We incurred expenses related to real estate held for sale of $1.1 million for the three months ended September 30, 2004. These expenses include approximately $257,000 in legal fees and $700,000 in maintenance and repair work to prepare certain properties for sale. These properties required a more extensive amount of work to be prepared for sale than we have historically experienced.

•	Interest expense related to secured borrowing increased by $0.7 million to $1.7 million for the three months ended September 30, 2004 compared to $1.0 million for the same period in the prior year primarily as a result of the higher level of secured borrowings.

Expenses may continue at this higher level in the immediate future if non-performing assets increase and we are required to incur reserves against possible losses as well as additional expenses related to the foreclosure process and the maintenance and sale of foreclosed properties.

Net Income. Overall, the net income for the three months ended September 30, 2004 totaled $6.7 million compared to $9.5 million for the same period in 2003, a decrease of $2.8 million or 29%.

Annualized Rate of Return to Members. For the three months ended September 30, 2004, annualized rate of return to members totaled 7.2% as compared to 9.5% for the same period in 2003.

Distributions to Members. For the three months ended September 30, 2004, members received distributions totaling $5,983,584, as compared to distributions totaling $9,831,133 for the three months ended September 30, 2003 due to an increase in non-performing assets. Distributions for the three months ended September 30, 2004 were paid entirely from Net Income Available for Distribution as defined in our Operating Agreement. Of the distributions for the three months ended September 30, 2003, $372,736 represented a return of capital and the balance of the distributions were paid from Net Income Available for Distribution as defined in our Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

Redemptions. In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of September 30, 2004, redemptions made since inception totaled $65.2 million. Balances in members’ capital accounts as of January 1, 2004 were $394.0 million, which would limit redemptions to $39.4 million for calendar 2004. As of September 30, 2004, we had paid approximately $31.4 million in redemptions in 2004, and had $8.0 million in redemptions that remain to be fulfilled in 2004. As of September 30, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 millions in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, and $17.0 million in 2012 had been logged.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of September 30, 2004, we had investments in mortgage loans secured by real estate totaling $246,359,039, including 45 loans with an aggregate principal value of approximately $243,795,770 secured by first deeds of trust. Three loans are also secured by a second deed of trust totaling approximately $2,563,269. Our second mortgages are junior to a first trust deed position held by us. The decrease in the total dollar amount of loans in our portfolio as of September 30, 2004 is primarily attributable to a significant amount of loan payoffs received near quarter end.

On September 30, 2004 we received a payoff of approximately $23.5 million on a loan made to a hotel/casino in Las Vegas, Nevada. This loan was the largest loan we have invested in since our inception.

We seek to reinvest cash received from payoffs as quickly as possible to ensure earnings are maximized to the extent we find loans we identify as having the qualifications suitable to our investment guidelines. However, as of

September 30, 2004, we had remaining redemption requests of approximately $8.0 million and redemption requests totaling $35.5 million for the calendar year 2005, the majority of which will be paid in January 2005. Therefore we have retained a higher than usual level of cash to satisfy such redemption requests.

As of September 30, 2004, the weighted average contractual interest yield on our investments in mortgage loans was 10.51%. These mortgage loans have contractual maturities within the next 24 months.

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

Based upon this evaluation our Manager believes that the allowance for loan losses totaling approximately $2.7 million included in the accompanying balance sheet as of September 30, 2004 is adequate to meet estimated credit losses.

Decisions regarding an allowance for loan losses require judgment about the probability of future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that we experience losses greater than the amount of the allowance, we may incur a charge to its earnings that will adversely affect operating results and the amount of any distributions payable to our members.

During the three months ended September 30, 2004, we acquired tax free fixed income securities with surplus funds available that are issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments are secured by real estate holdings primarily comprised of low-income housing projects. These fixed income securities mature beginning in 2010 through 2034. Components of these securities were as follows as of September 30, 2004:

				Unrealized
Description	Face Value	Cost	Fair Value	Gain
Local agency bonds	$24,530,000	$17,410,545	$18,604,030	$1,193,485

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

Real Estate Held For Sale – Seller Financed

Seller financed real estate held for sale includes real estate acquired through foreclosure and resold to independent third parties where we have provided the financing and the borrower has not met certain criteria in accordance with Statement of Financial Accounting Standards (FAS) No. 66. FAS 66 requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the real estate is retained as real estate held for sale.

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

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment in our investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income when the asset is disposed of.

Secured Borrowings

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operating purposes. Subject to a 3% reserve, we generally use all of our available funds to invest in mortgage loans or satisfy redemption requests. Distributable cash flow generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage a monthly management fee of up to 0.25% of our aggregate capital contributions.

During the three months ended September 30, 2004, cash flows provided by operating activities approximated $8.9 million. Investing activities consisted of cash provided by the redemption of certificates of deposits of approximately $1.4 million, loan sales and payoffs of approximately $91.7 million, cash used in purchases or new investments in mortgage loans approximating $47.7 million, cash outlays related to the maintenance of real estate held for sale of approximately $0.2 million, and the purchase of marketable securities of approximately $17.4 million. Financing activities consisted of members’ redemptions in the amount of $1.1 million and distributions of $4.6 million (net of reinvestments).

At September 30, 2004, we had $46.3 million in cash, $1.0 million in certificates of deposit, $18.6 million in marketable securities, and $400 million in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our cash generated by operations, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans. Effective June 2004, we discontinued the offering of our Units.

As of September 30, 2004, members holding approximately 39% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $46.0 million as of September 30, 2004 compared to $51.9 million as of September 30, 2003 and real estate held for sale not resold through seller financing totaling $48.7 million as of September 30, 2004 compared to $14.5 million as of September 30, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that total non-performing assets at September 30, 2004 have increased primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of September 30, 2004, redemptions made since inception totaled $65.2 million. Balances in members’ capital accounts as of January 1, 2004 were $394.0 million, which would limit redemptions to $39.4 million for calendar 2004. As of September 30, 2004, we had paid approximately $31.4 million in redemptions in 2004, and had $8.0 million in redemptions that remain to be fulfilled in 2004. As of September 30, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 millions in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, and $17.0 million in 2012 had been logged. Due to the number of redemptions remaining in 2004 and requests totaling $35.5 million for calendar year 2005, the majority of which will be paid in January 2005, we have retained a higher than usual level of cash to satisfy such redemption requests.

Intercreditor agreements (the “Agreements”) provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with Vestin Mortgage, Fund I, Fund III and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of September 30, 2004, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $32.6 million compared to $61.9 million at June 30, 2004. The decrease is related to payoffs received on loans funded through intercreditor agreements.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital.

Off Balance Sheet Arrangements

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2004.

	Payment due by period
		Less than 1			More than
Contractual Obligation	Total	year	1-3 years	3-5 years	5 years
Secured borrowings	$32,600,774	$32,600,774	$—	$—	$—

RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2004 and 2003, we recorded management fees to our Manager of approximately $258,000 and $253,000, respectively. Additionally, for the three months ended September 30, 2004 and 2003, we recorded pro rata distributions owed to our Manager of approximately $16,000 and $25,000, respectively, based upon the total of 110,000 units owned by our Manager.

As of September 30, 2004 we were owed approximately $1.5 million primarily related to payments made on behalf of Fund I for the maintenance of real estate owned.

During July 2003, Fund I foreclosed on its second mortgage on a partially completed assisted living facility located in Las Vegas, Nevada and obtained ownership to the property subject to the existing debt. We also owned a fractional interest in the first deed of trust totaling $4.6 million but did not participate in the foreclosure. During the three months ended September 30, 2004, Fund I sold the property for approximately $11.5 million. At the time of the sale, we were transferred our pro-rata interest in the property from Fund I and included it in our portfolio of real estate held for sale. Since we and Fund I provided the financing and the borrower did not meet the minimum equity requirement to be treated as a sale under GAAP, the property remains as an asset under real estate held for sale.

During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. The Company has assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795 which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage in the amount of $1,000,000. The note bears interest at 8%, is payable in quarterly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,983,896 which is shown as a capital contribution from our Manager.

As of September 30, 2004, we owed Vestin Group approximately $15,000 related to certain operating expenses paid by Vestin Group on our behalf.

As of September 30, 2004, we owed our Manager approximately $0.9 million primarily related to unpaid management fees and our Manager’s pro-rata share of distributions.

From time to time we may acquire or sell investments in mortgage loans from/to the Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to maximize the use of our capital.

During the three months ended September 30, 2004, we purchased investments in mortgage loan totaling $5,000,000 from Fund III.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, our loan documents permit it to raise the interest rate it charges on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates three risks for us:

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

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, we wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of investments in mortgage loans, including those that are financed under intercreditor agreements. At September 30, 2004, our aggregate investment in mortgage loans was approximately $246,359,039 with a weighted average effective interest rate of 10.5%. Loans financed under intercreditor agreements totaled $32,600,774 at September 30, 2004 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 11.14%. These mortgage loans mature within the next 24 months. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at September 30, 2004 was 18 months. All of the outstanding mortgage loans at September 30, 2004 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.

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

At September 30, 2004, we also had approximately $65.9 million invested in cash, certificates of deposits and marketable securities. Approximately 3% or more of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

The following provides information regarding our investments in tax free income securities as of September 30, 2004.

	Expected Maturity Date
Marketable Securities	2005	2006	2007	2008	2009	Thereafter
Fixed rate bonds	$—	$—	$—	$—	$—	$24,530,000
Weighted average interest rate	—	—	—	—	—	5.94%

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, CEO and CFO have concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective.

There has been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of the date of this filing. We believe that we have complied with SEC disclosure requirements and have cooperated with the inquiry. We cannot at this time predict the outcome of the inquiry.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter ended September 30, 2004.

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

     None

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
Dated: November 9, 2004

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