Form 10-Q
period 2004-12-31
VESTIN FUND II LLC
filed 2005-02-09
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Transition Period From To

COMMISSION FILE NUMBER 333-52484

VESTIN FUND II, LLC

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0481336
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8379 West Sunset Road, Las Vegas, Nevada (Address Of Principal Executive Offices)	89113 (Zip Code)

Registrant’s Telephone Number:

702.227.0965

      Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of January 31, 2005, the Issuer had 32,602,710 of its Units outstanding.

      Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☑          No ☐

Vestin Fund II, LLC

BALANCE SHEETS

	December 31,	June 30,
	2004	2004

	(Unaudited)
ASSETS
Cash	$52,766,886	$11,936,734
Certificates of deposit	1,000,000	2,425,000
Marketable securities — available for sale	24,922,678	—
Interest and other receivables	2,494,960	4,223,499
Due from Fund I	1,504,169	2,987,340
Investment in mortgage loans, net of allowance for loan losses of $2,666,666 and $9,500,000 at December 31, 2004, and June 30, 2004, respectively	222,715,970	303,853,086
Real estate held for sale	39,805,275	28,263,755
Real estate held for sale — seller financed	13,131,500	5,707,855
Note receivable	328,074	—
Note receivable from Vestin Fund I	—	4,278,322
Note receivable from Manager	1,000,000	—
Assets under secured borrowings	25,688,805	61,924,186

	$385,358,317	$425,599,777

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$479,839	$337,282
Due to Manager	1,304,193	1,502,964
Due to Vestin Group	30,384	384,826
Secured borrowings	25,688,805	61,924,186
Deferred income	812,784	381,208

Total liabilities	28,316,005	64,530,466

Members’ equity — authorized 50,000,000 units at $10 per unit, 36,236,467 units issued and outstanding at December 31, 2004 and 36,804,169 units issued and outstanding at June 30, 2004,	357,042,312	361,069,311

Total members’ equity	357,042,312	361,069,311

Total liabilities and members’ equity	$385,358,317	$425,599,777

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF INCOME

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

	(Unaudited)
Revenues
Interest income from investment in mortgage loans	$5,816,092	$10,037,589	$14,387,605	$20,763,021
Gain on sale of real estate held for sale	757,551	—	757,551	—
Other income	316,216	427,058	1,811,207	1,607,135

Total revenues	6,889,859	10,464,647	16,956,363	22,370,156

Operating expenses
Management fees	257,764	256,912	515,528	510,254
Provision for loan losses	—	1,854,766	166,666	2,104,766
Interest expense	772,483	1,581,092	2,440,974	2,611,549
Write downs on real estate held for sale	85,555	9,990	122,682	9,990
Expenses related to real estate held for sale	441,816	291,449	1,537,765	691,444
Professional fees	83,635	—	261,721	—
Other	15,942	80,783	24,603	594,103

Total operating expenses	1,657,195	4,074,992	5,069,939	6,522,106

NET INCOME	$5,232,664	$6,389,655	$11,886,424	$15,848,050

Net income allocated to members	$5,232,664	$6,389,655	$11,886,424	$15,848,050

Net income allocated to members per weighted average membership units	$0.14	$0.16	$0.32	$0.40

Weighted average membership units	36,615,137	40,029,576	36,736,331	40,000,851

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

	Units	Amount

	(Unaudited)
Members’ equity at June 30, 2004	36,804,169	$361,069,311
Net income	—	11,886,424
Comprehensive income:
Unrealized loss on marketable securities available for sale	—	(1,069,837)

Total comprehensive income	—	10,816,587
Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	—	1,983,896
Distributions	—	(11,160,269)
Reinvestments of distributions	242,307	2,423,072
Members’ redemptions	(810,009)	(8,090,285)

Members’ equity at December 31, 2004	36,236,467	$357,042,312

The accompanying notes are an integral part of these statements.

Vestin Fund II, LLC

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income	$11,886,424	$15,848,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	166,666	2,104,766
Gain on sale of real estate held for sale	(757,551)	—
Write down of real estate held for sale	122,682	9,990
Expenses related to real estate held for sale	—	71,870
Interest income accrued to loan balance	280,272	—
Change in operating assets and liabilities:
Interest and other receivables	680,440	(544,579)
Other assets	—	(67,350)
Due from Fund I	1,483,171	(273,587)
Note receivable from Fund I	4,278,322	—
Accounts payable	142,557	226,116
Due to Manager	(198,771)	(1,333,091)
Due to Vestin Group	(354,442)	—
Deferred income	431,576	200,452

Net cash provided by operating activities	18,161,346	16,242,637

Cash flows from investing activities:
Investments in mortgage loans on real estate	(42,380,623)	(118,075,950)
Purchase of investments in mortgage loans	(11,000,000)	(27,825,731)
Purchase of mortgage loans from:
Vestin Fund I, LLC	—	(10,000,000)
Vestin Fund III, LLC	(5,000,000)	—
Other related party	—	—
Proceeds received from sale of mortgage loans to:
Vestin Fund I, LLC	—	806,489
Proceeds from loan payoff	105,545,439	152,730,860
Sales of investments in mortgage loans	4,533,000	46,134,149
Repayment of secured borrowing	—	(2,441,746)
Cash outlay for investments in real estate held for sale	(176,167)	—
Proceeds from sale of real estate held for sale	12,542,154	1,237,560
Purchase of marketable securities	(25,992,515)	—
Purchase of investments in certificates of deposit	—	(15,239)
Proceeds from investment in certificates of deposit	1,425,000	4,300,000

Net cash provided by investing activities	39,496,288	46,850,392

Cash flows from financing activities:
Proceeds from issuance of membership units	—	26,199,376
Members’ distributions, net of reinvestments	(8,737,197)	(11,660,908)
Members’ withdrawals	(8,090,285)	(21,170,657)
Payment on line of credit	—	(2,000,000)

Net cash provided by (used in) financing activities	(16,827,482)	(8,632,189)

NET CHANGE IN CASH	40,830,152	54,460,840
Cash, beginning of period	11,936,734	5,740,806

Cash, ending of period	$52,766,886	$60,201,646

Supplemental disclosures of cash flows information:
Non-cash investing activities:
Loans funded through secured borrowing	$36,235,381	$25,942,314

Real estate held for sale acquired through foreclosure	$27,637,603	$—

Note receivable from Vestin Mortgage related to sale of rights to receive proceeds of guarantee	$1,000,000	$—

Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	$1,983,896	$—

Ownership of real estate held for sale assigned from Fund I	$7,423,645	$—

Loans rewritten with same or similar property as collateral	$—	$7,913,295

Unrealized loss on marketable securities	$122,997	$—

Note receivable received from guarantor in exchange for release of guarantee	$328,074	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited)

NOTE A — ORGANIZATION

      We were organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. During June 2004 we discontinued the offering of our Units. Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). In January 2005, Vestin Group received notice from NASDAQ that it no longer meets the minimum requirements for continued listing on the Nasdaq SmallCap Market. On February 2, 2005, Vestin Group was notified that the NASD’s OTC Compliance Unit has requested further information regarding the application to include Vestin Group’s common stock for quotation on the OTC Bulletin Board (“OTCBB”). Accordingly, Vestin Group’s common stock has not started trading on the OTCBB, and Vestin Group can give no assurance as to if and when the application to the OTCBB will be approved. Vestin Group’s common stock has been delisted from The Nasdaq SmallCap Market. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund II, LLC, as the “Company.”

      We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily California, Hawaii, Arizona, Nevada, New York, and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

      Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC, (“Fund I”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., entities in a business similar to that of the Company.

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

      Certain reclassifications have been made to the prior year’s financial statements to conform with current year presentation.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	MANAGEMENT ESTIMATES

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Seller financed real estate held for sale includes real estate acquired through foreclosure and resold to independent third parties where we have provided the financing and the borrower has not met certain criteria in accordance with Statement of Financial Accounting Standards (FAS) No. 66 (“FAS 66”). FAS 66 requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the real estate is retained as real estate held for sale.

6.	MARKETABLE SECURITIES

      Investments in marketable securities consist of bonds secured by real estate. The securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are classified as available-for-sale securities under the provisions of Statement of

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Loans in which third party investors participate through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-Creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

NOTE C — INVESTMENTS IN MORTGAGE LOANS

      Investments in mortgage loans as of December 31, 2004 are summarized below:

	Number		Weighted
	of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	11	$109,562,822	9.47%	45.77%	62.39%
Bridge	9	37,600,210	9.89%	15.71%	57.31%
Commercial	11	66,036,968	10.28%	27.59%	71.82%
Construction	3	8,495,914	5.97%	3.55%	82.79%
Land	4	17,657,488	12.67%	7.38%	70.68%

	38	$239,353,402	9.87%	100.00%	65.53%

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Investments in mortgage loans as of June 30, 2004 are summarized below:

	Number		Weighted
	of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	9	$70,320,391	9.48%	22.04%	64.22%
Bridge	17	52,362,686	10.11%	16.41%	48.03%
Commercial	14	77,209,538	12.07%	24.20%	65.95%
Construction	7	58,606,178	11.95%	18.37%	62.49%
Land	8	60,562,146	9.95%	18.98%	57.31%

	55	$319,060,939	10.90%	100.00%	60.55%

(1)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where we provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale. Additionally, during the three months ended December 31, 2004, we restructured a loan where the principal balance was increased by $839,266 which represents the amount of expenses we advanced on our borrower’s behalf. We then discounted that amount since the interest rate on the loan was reduced from 12.5% to 6.25%.

	December 31, 2004	June 30, 2004
	Balance	Balance

Balance per Loan Portfolio	$239,353,402	$319,060,939
Less:
Present value discount on loan restructuring	(839,266)	—
Seller financed loans included in real estate held for sale	(13,131,500)	(5,707,853)
Allowance for loan losses	(2,666,666)	(9,500,000)

Balance per Balance Sheet	$222,715,970	$303,853,086

(2)	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

	December 31, 2004	Portfolio	June 30, 2004	Portfolio
Loan Type	Balance**	Percentage	Balance**	Percentage

First mortgages	$237,058,987	99.00%	$316,497,670	99.20%
Second mortgages	2,294,415	1.00%	2,563,269	0.80%

	$239,353,402	100.00%	$319,060,939	100.00%

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a schedule of contractual maturities of investments in mortgage loans as of December 31, 2004**:

2005	$172,462,858
2006	54,372,132
2007	12,518,412

$239,353,402

      The following is a schedule by geographic location of investments in mortgage loans:

	December 31, 2004	Portfolio	June 30, 2004	Portfolio
	Balance**	Percentage	Balance**	Percentage

Arizona	$37,877,047	15.83%	$45,321,607	14.20%
California	66,021,047	27.58%	80,868,704	25.35%
Florida	—	—%	656,063	0.21%
Hawaii	25,602,886	10.70%	34,283,186	10.75%
Nevada	56,639,275	23.66%	91,349,216	28.63%
New York	19,999,645	8.36%	19,998,445	6.27%
North Carolina	1,610,058	0.67%	1,610,058	0.50%
Oklahoma	2,107,755	0.88%	—	—
Texas	29,495,689	12.32%	44,973,660	14.09%

	$239,353,402	100.00%	$319,060,939	100.00%

**	Please refer to footnote (1) above

      We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

      At December 31, 2004, four of our loans totaling $34.4 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. Our Manager has commenced foreclosure proceedings on these loans and has evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

	Balance at
	December 31,		Number of Months
Description of Collateral	2004	Maturity Date	Non-Performing

400 SFR and multi-family land in Rio Vista Subdivision, Cathedral City, CA	$5,538,944	4/20/2005	2
4 cemeteries and 8 mortuaries in Hawaii	7,703,838	3/31/2004	9
Racetrack and hotel in Vernon Downs, NY	19,999,645	6/30/2005	4
25 acres tentatively mapped for 104 single family residential lots in Palm Springs, California	1,195,825	1/23/2006	2

	$34,438,252

      Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed of. As of December 31, 2004, we have provided a general allowance for loan losses of approximately $2.7 million. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

      The following is a roll-forward of the allowance for loan losses for the six months ended December 31, 2004:

				Balance at
	Balance at			December 31,
Description	June 30, 2004	Provisions	Deductions(3)	2004

General Valuation Allowance	$2,500,000	$166,666	$—	$2,666,666
Specific allowance	7,000,000	—	(7,000,000)	—

Total	$9,500,000	$166,666	$(7,000,000)	$2,666,666

(3)	During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the six months ended December 31, 2004, foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. We are assessing our options for a sale of the property as quickly as circumstances permit.

      In addition, our Manager had granted extensions on 14 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2004 was approximately $64.2 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

NOTE D — MARKETABLE SECURITIES — AVAILABLE FOR SALE

      During the six months ended December 31, 2004, we acquired tax free fixed income securities issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments are secured by real

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

estate holdings primarily comprised of low-income housing projects. These fixed income securities mature beginning in 2010 through 2034. Components of these securities were as follows as of December 31, 2004:

				Unrealized
Description	Face Value	Cost	Fair Value	Loss

Local agency bonds	$36,565,000	$25,992,515	$24,922,678	$1,069,837

      These securities have been classified as available for sale and unrealized gains and losses have been included in equity as other comprehensive income. Fair value is determined by market quotes for securities which are actively traded. When securities are not actively traded, fair value is estimated based on market quotes of similar securities.

NOTE E — RELATED PARTY TRANSACTIONS

      For the three and six months ended December 31, 2004, we recorded management fees to our Manager of approximately $258,000 and $516,000, respectively, compared to approximately $257,000 and $510,000, respectively, for the same periods in the prior year. Additionally, for the three and six months ended December 31, 2004, we recorded pro rata distributions owed to our Manager of approximately $15,000 and $31,000, respectively, compared to $32,000 and $66,000 for the same periods in the prior year.

      During the three months ended December 31, 2004 we paid $43,903 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

      During the three months ended December 31, 2004, we paid $63,759 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. One of Vestin Mortgage’s directors is an equity owner in that firm.

      As of December 31, 2004 we were owed approximately $1.5 million from Fund I primarily related to payments made on behalf of Fund I for the maintenance of jointly owned real estate.

      During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795, which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage in the amount of $1,000,000. The note bears interest at 8%, is payable in quarterly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,983,896, which is shown as a capital contribution from our Manager.

      As of December 31, 2004, we owed Vestin Group approximately $30,000 related to certain operating expenses paid by Vestin Group on our behalf. This amount was paid off in full subsequent to quarter end.

      As of December 31, 2004, we owed our Manager approximately $1.3 million primarily related to unpaid management fees, our Manager’s pro-rata share of distributions, and for expenses related to real estate held for sale paid on our behalf.

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

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During the six months ended December 31, 2004, we purchased investments in mortgage loans totaling $5,000,000 from Fund III.

      During the six months ended December 31, 2003, we purchased $10,000,000 in investments in mortgage loans from Fund I.

      During the six months ended December 31, 2003, we sold investments in mortgage loans totaling $806,489 to Fund I.

NOTE F — REAL ESTATE HELD FOR SALE

      At December 31, 2004, we held 8 properties with a total carrying value of $38.9 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale the three months ended December 31, 2004:

						Write Down
		Percentage	Balance at			on Real	Balance at
	Date	of	September 30,			Estate Held	December 31,
Description	Acquired	Ownership	2004	Acquisitions	Sales	for Sale	2004

Custom residential property located in Santa Fe, New Mexico(3)	3/4/2003	7%	$75,737	$—	$—	$(20,009)	$55,728
40 acres of land containing 354 residential lots in Henderson, Nevada	2/28/2003	34%	2,735,777	—	—	—	2,735,777
460 acre residential sub-division in Lake Travis, Texas	8/3/2004	66%	3,460,187	—	—	—	3,460,187
Two real estate parcels in Cedar Park, Texas(2)	3/2/2004	100%	1,650,000	—	—	—	1,650,000
Partially completed golf course on 570 acres of land near Austin, Texas	8/3/2004	100%	5,633,048	—	—	—	5,633,048
126 unit assisted living facility in Phoenix, Arizona	9/8/2004	90%	13,965,545	—	—	—	13,965,545
140 Unit/224 bed senior facility in Mesa, Arizona(2)	05/26/04	86%	6,033,953	—	(6,033,953)	—	—
65 acres of raw land in Mesquite, Nevada(2)	11/27/2002	42%	1,565,600	—	(1,565,600)	—	—
126 unit Hotel in Mesquite, NV(1)	10/04/2004	68%	—	4,578,824	—	—	4,578,824
74-unit, (90 bed) assisted living facility in San Bernardino, CA	4/6//2004	100%	7,726,166	—	—	—	7,726,166
Hotel/ Casino in Las Vegas, Nevada(2)	2/2/2004	21%	5,825,132	—	(5,825,132)	—	—

			$48,671,145	$4,578,824	$(13,424,685)	$(20,009)	$39,805,275

(1)	Foreclosures for the three months ended December 31, 2004:

During October 2004, we foreclosed and took title to 68% of a 126 unit Ramada Inn Hotel in Mesquite, NV. Vestin Fund I owns the other 32%. In January 2005, we and Fund I entered into an agreement to sell

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

the property for $5,750,000 of which we expect our consideration to be approximately $3.9 million. Additionally, in February 2005, we and Fund II received a settlement from the guarantors of the original loan in the amount of $2,500,000 of which our consideration will be approximately $1,700,000 which consists of cash of $204,000 and a 3 year promissory note in the amount of approximately $1,496,000. The note is interest free and is payable in semi-annual principal installments. After imputing interest at a discount rate of 7%, the discounted present value of the note is approximately $1,326,000.

(2)	Sales of real estate held for sale for the three months ended December 31, 2004:

During September 2004 we entered into an agreement to sell the remaining 29 acres of raw land in Mesquite, Nevada for $6.2 million. During the prior quarter, $105,000 was released from escrow representing an early release of funds. The transaction was finalized during December of 2004 and resulted in a gain of $757,551.

During October 2004, we and Fund I sold the Castaways Hotel/ Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,132. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $328,074 which is based on a discount rate of 8%. The transaction resulted in a loss of $37,127 which was recognized during the prior quarter as a write down on real estate held for sale.

During November 2004, we and Fund I sold the 140 Unit/224 bed senior facility in Mesa, Arizona of which our net proceeds totaled $6,079,941. We received cash of $947,620 and held back a promissory note and first deed of trust totaling $5,132,321. This transaction resulted in a loss of $69,626.

          See Note J for further discussion on our investment in the two real estate parcels in Cedar Park, Texas.

          Events subsequent to quarter-end:

(3)	As of February 9, 2005, this property is in escrow to be sold for $860,000 of which our proceeds are expected to be approximately $60,000 if the sale is finalized. We do not expect to have any further gains or losses on the sale of this property.

NOTE G — REAL ESTATE HELD FOR SALE — SELLER FINANCED

      At December 31, 2004, we held 5 properties with a total carrying value of $13.1 million which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the three months ended December 31, 2004:

		Percentage	Balance at			Valuation/	Balance at
	Date	of	September 30,			Other	December 31,
Description	Acquired	Ownership	2004	Acquisitions	Sales	Adjustments	2004

An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	95%	$3,213,936	$—	$—	$—	$3,213,936
An uncompleted golf course in Mesquite, Nevada	11/6/2002	45%	1,208,738	—	—	—	1,208,738
36 acres of raw land in Mesquite, Nevada	11/27/2002	52%	356,728	—	—	—	356,728
Assisted living facility in Las Vegas, Nevada	9/23/2004	48%	7,423,645	—	—	—	7,423,645
Raw land in Mesquite, Nevada	11/27/2002	50%	928,453	—	—	—	928,453

			$13,131,500	$—	$—	$—	$13,131,500

NOTE H — SECURED BORROWINGS

      Inter-creditor agreements (the “Inter-Creditor Agreements”) provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with Vestin Mortgage, Fund I, Fund III and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-Creditor Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

      Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

      As of December 31, 2004, funds being used under inter-creditor and participation agreements where we have potential obligations as defined above totaled $25.7 million.

NOTE I — NOTE RECEIVABLE

      As of December 31, 2004, note receivable consisted of a promissory note totaling $440,000 which is discounted to a present value of $328,074 as further discussed in Note F.

NOTE J — NOTE RECEIVABLE FROM VESTIN MORTGAGE

      During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795, which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage of $1,000,000. The note bears interest at 8%, is payable in quarterly interest only installments of $20,000, and matures in August 2005. This transaction results

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

in a recovery net of legal and collection costs of $1,983,896 which is shown as a capital contribution from our Manager.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us July 8, 2005, and we are still evaluating the impact of this statement.

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

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our Manager’s net income in any particular period.

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

      The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund III. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of us, Fund I and Fund III. We intend to continue to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.

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

NOTE N — REDEMPTION LIMITATION

      In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of December 31, 2004, redemptions made since inception totaled $72.2 million. Balances in members’ capital accounts as of January 1, 2004 were $384.4 million, which limited redemptions to $38.4 million for calendar 2004. As of December 31, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, $3.1 million in 2012, $0.4 million in 2013, $0.2 million in 2014, $0.2 million in 2015, $0.2 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019, and $0.1 million in 2020 had been logged. Generally, redemptions requests in these outlying years include redemption requests for those who will be limited to the $100,000 maximum annual redemption.

      During January 2005, we redeemed approximately $35.3 million of the requested $35.5 million in redemptions for the calendar year 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

      We were organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. During June 2004 we discontinued the offering of our Units. Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). In January 2005, Vestin Group received notice from NASDAQ that it no longer meets the minimum requirements for continued listing on the Nasdaq SmallCap Market. On February 2, 2005, Vestin Group was notified that the NASD’s OTC Compliance Unit has requested further information regarding the application to include Vestin Group’s common stock for quotation on the OTC Bulletin Board (“OTCBB”). Accordingly, Vestin Group’s common stock has not started trading on the OTCBB, and Vestin Group can give no assurance as to if and when the application to the OTCBB will be approved. Vestin Group’s common stock has been delisted from The Nasdaq SmallCap Market. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund II, LLC, as the “Company.”

      We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada, New York, and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

      The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended December 31, 2004 and 2003. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and our report on Form 10-K for the year ended June 30, 2004.

OVERVIEW

      On June 13, 2001, our Registration Statement filed with the Securities and Exchange Commission became effective for our initial public offering of up to 50,000,000 units at $10 per unit. We commenced operations on June 15, 2001 and commenced raising funds through the sale of our membership units in June 2001. In June 2004 we discontinued the offering of our membership units. Members may also participate in our Distribution Reinvestment plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of December 31, 2004, an additional 2,342,651 units have been purchased under this plan. Additionally, in connection with our organization, we issued 110,000 units to our Manager for offering costs paid by them to unrelated third parties on our behalf.

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

SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Total revenues	$6,889,859	$10,464,647	$16,956,363	$22,370,156
Total expenses	1,657,195	4,074,992	5,069,939	6,522,106

Net income	$5,232,664	$6,389,655	$11,886,424	$15,848,050

Net income allocated to members per weighted average membership units	$0.14	$0.16	$0.32	$0.40

Annualized rate of return to members(a)	5.7%	6.4%	7.8%	7.9%

Weighted average membership units	36,615,137	40,029,576	36,736,331	40,000,851

Cash distributions	$5,806,685	$4,875,725	11,160,269	$11,660,908

Cash distributions per weighted average membership unit	$0.16	$0.12	$0.30	$0.29

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of December 31, 2004 and 2003 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three and Six Months Ended December 31, 2004 Compared To Three and Six Months Ended December 31, 2003

      Total Revenues. For the three months ended December 31, 2004, revenues totaled $6.9 million compared to $10.5 million for the same period in 2003, a decrease of $3.6 million or 34%. For the six months ended December 31, 2004, revenues totaled $17.0 million compared to $22.4 million for the same period in 2003, a decrease of $5.4 million or 24%. Changes in revenue for the three and six months ended December 31, 2004 compared to the same period in 2003 were primarily related to the following:

•	Interest income from investments in mortgage loans decreased from $8.6 million to $5.0 million a decrease of $3.6 million or 42% for the three months ended December 31, 2004 and 2003 and from $18.5 million to $11.9 million a decrease of $6.6 million or 37% for the six months ended December 31, 2004 and 2003. The decreases are primarily due to a decrease in the amount of capital we have as a result of member redemptions.

•	Interest income from assets under secured borrowing decreased from $1.5 million to $0.8 million a decrease of $0.7 million or 47% for the three months ended December 31, 2004 and 2003. For the six months ended December 31, 2004 interest income from assets under secured borrowing increased from $2.3 million to $2.4 million, an increase of $0.1 million or 4%.

      The decreases in income were partially offset by the following:

•	During the three months ended December 31, 2004, we recorded a gain of approximately $0.8 million on the sale of the remaining 29 acres of raw land in Mesquite, Nevada.

      Approximately $2.2 million and $4.8 million, respectively, of our interest revenue for the three and six months ended December 31, 2004 was derived from interest reserves compared to $1.7 million and $3.5 million, respectively, for the same periods in 2003.

      During the past year, our Manager has experienced less demand for loans. While we cannot be certain as to the reason for the lower demand, our Manager believes that the pending Securities and Exchange Commission (“SEC”) investigation has harmed our reputation among potential borrowers. The continuation of the SEC investigation, and any resulting proceedings or penalties, could have a further adverse impact upon our ability to compete for borrowers.

      Historically low interest rates over the past several years may have diminished the interest rates we can charge in our loans. The weighted average interest rate on our loans at December 31, 2004 was 9.9%, as compared to 11.9% at December 31, 2003. In addition, there has been an increase in competition from more conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the low interest rates. It is not clear yet if and when the recent, modest increases in federal funds rates will enable us to charge higher interest rates on our future loans.

      As of December 31, 2004, our Manager had granted extensions on 14 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2004 was approximately $64.2 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

      Total Expenses. For the three months ended December 31, 2004, expenses totaled $1.7 million compared to $4.1 million for the same period in 2003, a decrease of $2.4 million or 59%. For the six months ended December 31, 2004, expenses totaled $5.1 million compared to $6.5 million for the same period in 2003, a decrease of $1.4 million or 22%. The decreases are primarily related to the following:

Three months ended December 31, 2004:

•	For the three months ended December 31, 2003, we recorded $1.9 million in provisions for loan losses. No such provisions were recorded in the current period as our Manager has determined our current allowance is sufficient to cover inherent losses in our loan portfolio.

•	For the three months ended December 31, 2004, we recorded approximately $0.8 million in interest related to secured borrowings compared to approximately $1.6 million for the same period in the prior year, a decrease of $0.8 million or 50%. The decline in interest on secured borrowings resulted from the decrease in the amount of such assets under secured borrowings from $50.2 million to $25.7 million, respectively as of December 31, 2004 and 2003.

      These decreases were partially offset by the following increases:

•	During the three months ended December 31, 2004 we recorded write downs on real estate held for sale of approximately $0.1 million which resulted from our reassessment of the value of two of our real estate properties based on purchase offers received.

•	During the three months ended December 31, 2004, expenses related to the maintenance of real estate held for sale totaled $0.4 million compared to $0.3 million for the same period in the prior year.

Six months ended December 31, 2004:

•	For the six months ended December 31, 2003 we recorded $2.1 million in provisions for loan losses compared to $0.2 million in the current six month period.

•	For the six months ended December 31, 2004, we recorded approximately $2.4 million in interest related to secured borrowings compared to approximately $2.6 million for the same period in the prior year, a decrease of $0.2 million or 8%.

      These decreases were partially offset by the following increases:

•	During the six months ended December 31, 2004 we recorded write downs on real estate held for sale of approximately $0.1 million which resulted from our reassessment of the value of two of our real estate properties based on purchase offers received.

•	During the six months ended December 31, 2004, expenses related to the maintenance and preparation for sale of real estate held for sale totaled $1.5 million compared to $0.7 million for the same period in the prior year, an increase of $0.8 million or 114%.

      Net Income. Overall, the net income for the three months ended December 31, 2004 totaled $5.2 million compared to $6.4 million for the same period in 2003, a decrease of $1.2 million or 19%. Overall, the net income for the six months ended December 31, 2004 totaled $11.9 million compared to $15.8 million for the same period in 2003, a decrease of $3.9 million or 25%.

      Annualized Rate of Return to Members. For the three months ended December 31, 2004, annualized rate of return to members totaled 5.7% as compared to 6.4% for the same period in 2003. For the six months ended December 31, 2004, annualized rate of return to members totaled 7.8% as compared to 7.9% for the same period in 2003.

      Distributions to Members. For the three month period ended December 31, 2004, members received distributions totaling $5,206,685, as compared to distributions totaling $6,704,665 for the three months ended December 31, 2003. For the six-month period ended December 31, 2004, members received distributions totaling $11,160,269, as compared to distributions totaling of $16,535,798 for the six months ended December 31, 2003. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in the Company’s Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States.

      Redemptions. In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of December 31, 2004, redemptions made since inception totaled $72.2 million. Balances in members’ capital accounts as of January 1, 2004 were $384.4 million, which limited redemptions to $38.4 million for calendar 2004. As of December 31, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, $3.1 million in 2012, $0.4 million in 2013, $0.2 million in 2014, $0.2 million in 2015, $0.2 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019, and $0.1 million in 2020 had been logged. Generally, redemptions requests in these outlying years include redemption requests for those who will be limited to the $100,000 maximum annual redemption.

      During January 2005, we redeemed approximately $35.3 million of the requested $35.5 million in redemptions for the calendar year 2005.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

      As of December 31, 2004, we had investments in mortgage loans secured by real estate totaling $239,353,402, including 36 loans with an aggregate principal value of approximately $237,058,987 secured by first deeds of trust. Two loans are also secured by a second deed of trust totaling approximately $2,294,415. The decrease in the total dollar amount of loans in our portfolio as of December 31, 2004 is primarily attributable to a significant amount of loan payoffs received in the past six months where the majority of cash was retained to satisfy member redemptions in January 2005.

      We seek to reinvest cash received from payoffs as quickly as possible to ensure earnings are maximized to the extent we find loans we identify as having the qualifications suitable to our investment guidelines. However, as of December 31, 2004, we had redemption requests of approximately $35.5 million for the calendar year 2005, the majority of which was paid in January 2005. Therefore, as of December 31, 2004, we have retained a higher than usual level of cash on hand to satisfy such redemption requests.

      As of December 31, 2004, the weighted average contractual interest yield on our investments in mortgage loans was 9.87%. These mortgage loans have contractual maturities within the next 72 months.

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

      Based upon this evaluation our Manager believes that the allowance for loan losses totaling approximately $2.7 million included in the accompanying balance sheet as of December 31, 2004 is adequate to meet estimated credit losses.

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

      During the six months ended December 31, 2004, we acquired tax-free fixed income securities with surplus fund available that are issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments are secured by real estate holdings primarily comprised of low-income housing projects. These fixed income securities mature beginning in 2010 through 2034. Components of these securities were as follows as of December 31, 2004:

Description	Face Value	Cost	Fair Value	Unrealized Loss

Local agency bonds	$36,565,000	$25,992,515	$24,922,678	$1,069,837

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

Real Estate Held For Sale — Seller Financed

      Seller financed real estate held for sale includes real estate acquired through foreclosure and resold to independent third parties where we have provided the financing and the borrower has not met certain criteria in accordance with Statement of Financial Accounting Standards (FAS) No. 66 (“FAS 66”). FAS 66 requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the real estate is retained as real estate held for sale.

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

Secured Borrowings

      Loans in which third party investors participate through inter-creditor agreements (“Inter-Creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-Creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund I, LLC (“Fund I”) and/or Fund III (“Fund III,” collectively, the “Lead Lenders”). In the event of borrower non-performance, the Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

      During the six months ended December 31, 2004, cash flows provided by operating activities approximated $18.2 million. Investing activities consisted of cash provided by the redemption of certificates of deposits of approximately $1.4 million, loan sales and payoffs of approximately $110.1 million, cash used in purchases or new investments in mortgage loans approximating $58.4 million, cash outlays related to the maintenance of real estate held for sale of approximately $0.2 million, cash proceeds from the sale of real estate held for sale of approximately $12.5 million, and the purchase of marketable securities of approximately $26.0 million. Financing activities consisted of members’ redemptions in the amount of $8.1 million and distributions of $8.7 million (net of reinvestments).

      At December 31, 2004, we had $52.8 million in cash, $1.0 million in certificates of deposit, $25.9 million in marketable securities, and $385.4 million in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

      Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans. Effective June 2004, we discontinued the offering of our Units.

      As of December 31, 2004, members holding approximately 37% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

      We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $34.4 million as of December 31, 2004 compared to $77.2 million as of December 31, 2003 and real estate held for sale not resold through seller financing totaling $39.8 million as of December 31, 2004 compared to $7.2 million as of December 31, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

      Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of December 31, 2004, redemptions made since inception totaled $72.2 million. Balances in members’ capital accounts as of January 1, 2004 were $384.4 million, which limited redemptions to $38.4 million for calendar 2004. As of December 31, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in

2011, $3.1 million in 2012, $0.4 million in 2013, $0.2 million in 2014, $0.2 million in 2015, $0.2 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019, and $0.1 million in 2020 had been logged. Generally, redemptions requests in these outlying years include redemption requests for those who will be limited to the $100,000 maximum annual redemption.

      During January 2005, we redeemed approximately $35.3 million of the requested $35.5 million in redemptions for the calendar year 2005.

      Intercreditor agreements (the “Inter-Creditor Agreements”) provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with Vestin Mortgage, Fund I, Fund III and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-Creditor Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

      Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

      As of December 31, 2004, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $25.7 million compared to $61.9 million at June 30, 2004. The decrease is related to payoffs received on loans funded through intercreditor agreements.

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

Off Balance Sheet Arrangements

      We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

      The following summarizes our contractual obligations as of December 31, 2004.

	Payment Due by Period

		Less than			More than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Secured borrowings	$25,688,805	$25,688,805	$—	$—	$—

RELATED PARTY TRANSACTIONS

      For the three and six months ended December 31, 2004, we recorded management fees to our Manager of approximately $258,000 and $516,000, respectively, compared to approximately $257,000 and $510,000, respectively, for the same periods in the prior year. Additionally, for the three and six months ended December 31, 2004, we recorded pro rata distributions owed to our Manager of approximately $15,000 and $31,000, respectively, compared to $32,000 and $66,000 for the same periods in prior year.

      During the three months ended December 31, 2004 we paid $43,903 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

      During the three months ended December 31, 2004, we paid $63,759 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. One of Vestin Mortgage’s directors is an equity owner in that firm.

      As of December 31, 2004 we were owed approximately $1.5 million from Fund I primarily related to payments made on behalf of Fund I for the maintenance of jointly owned real estate.

      During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. The Company has assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795, which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage in the amount of $1,000,000. The note bears interest at 8%, is payable in quarterly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,983,896, which is shown as a capital contribution from our Manager.

      As of December 31, 2004, we owed Vestin Group approximately $30,000 related to certain operating expenses paid by Vestin Group on our behalf.

      As of December 31, 2004, we owed our Manager approximately $1.3 million primarily related to unpaid management fees, our Manager’s pro-rata share of distributions, and for expenses related to real estate held for sale paid on our behalf.

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

      During the six months ended December 31, 2004, we purchased investments in mortgage loans totaling $5,000,000 from Fund III.

      During the six months ended December 31, 2003, we purchased $10,000,000 in investments in mortgage loans from Fund I.

      During the six months ended December 31, 2003, we sold investments in mortgage loans totaling $806,489 to Fund I.

FACTORS AFFECTING OUR OPERATING RESULTS

      Our business is subject to numerous factors affecting our operating results. In addition to the factors discussed above, our operating results may be affected by:

Risks of Investing in Mortgage Loans

•	Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders. This may result in a higher rate of non-performing loans.

•	We approve mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will borrow money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing the revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.

Risk of Defaults

      Our performance will be directly impacted by any defaults on the loans in our portfolio. As noted above, we may experience a higher rate of defaults than conventional mortgage lenders. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect us against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less (if any) income from such loans, thereby reducing our earnings.

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

      Most of our assets consist of investments in mortgage loans, including those that are financed under Inter-creditor Agreements. At December 31, 2004, our aggregate investment in mortgage loans was $239,353,402 with a weighted average effective interest rate of 9.87%. Loans financed under Inter-creditor Agreements totaled $25,688,805 at December 31, 2004 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 10.58%. These mortgage loans mature within the next 24 months. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at December 31, 2004 was 18 months. All of the outstanding mortgage loans at December 31, 2004 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.

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

      At December 31, 2004, we also had approximately $79.6 million invested in cash, certificates of deposits and marketable securities. Approximately 3% or more of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

      The following provides information regarding our investments in tax-free income securities as of December 31, 2004.

	Expected Maturity Date

Marketable Securities	2005	2006	2007	2008	2009	Thereafter

Fixed Rate bonds	$—	$—	$—	$—	$—	$36,565,000
Weighted average interest rate	—	—	—	—	—	5.95%

ITEM 4.	CONTROLS AND PROCEDURES.

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

      The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund III. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of us, Fund I and Fund III. We intend to continue to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.

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

      During the three months ended December 31, 2004 Members redeemed $7,001,052 of membership units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter ended December 31, 2004.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS

      Exhibits

3	.1(1)	Articles of Organization

4	.1(2)	Amended and Restated Operating Agreement

4	.2(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to all states except Minnesota and Michigan) (included as Exhibit B to the prospectus)

4	.3(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to Minnesota and Michigan) (included as Exhibit C to the prospectus)

31.1		Section 302 Certification of Michael V. Shustek

31.2		Section 302 Certification of John W. Alderfer

32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND II, LLC

By:	Vestin Mortgage, Inc., its sole manager

By:	/s/ John W. Alderfer

John W. Alderfer
Chief Financial Officer of the Manager
and Duly Authorized Officer

Dated: February 9, 2005

VESTIN FUND II, LLC

A Nevada Limited Liability Company

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibits

3	.1(1)	Articles of Organization

4	.1(2)	Amended and Restated Operating Agreement

4	.2(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to all states except Minnesota and Michigan) (included as Exhibit B to the prospectus)

4	.3(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to Minnesota and Michigan) (included as Exhibit C to the prospectus)

31.1		Section 302 Certification of Michael V. Shustek

31.2		Section 302 Certification of John W. Alderfer

32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003.