Form 10-Q
period 2005-03-31
VESTIN FUND II LLC
filed 2005-05-10
CIK 1130284

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☑ No ☐

As of April 30, 2005, the Issuer had 32,646,104 of its Units outstanding.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑ No ☐

VESTIN FUND II, LLC

BALANCE SHEETS

	(UNAUDITED)
	MARCH 31, 2005	JUNE 30, 2004
ASSETS
Cash	$10,128,219	$11,936,734
Certificates of deposit	1,000,000	2,425,000
Investment in local agency bonds	24,715,493	—
Interest and other receivables	2,207,303	4,223,499
Due from Fund I	1,525,250	2,987,340
Due from Fund III	289	—
Investment in mortgage loans, net of allowance for loan losses of $2,508,147 and $9,500,000 at March 31, 2005, and June 30, 2004, respectively	234,411,338	303,853,086
Real estate held for sale	29,160,470	28,263,755
Real estate held for sale — seller financed	13,055,920	5,707,855
Note receivable	328,074	—
Note receivable from Fund I	—	4,278,322
Prepaid expenses	40,338	—
Assets under secured borrowings	24,929,647	61,924,186

Total assets	$341,502,341	$425,599,777

LIABILITIES AND MEMBERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$925,107	$337,282
Due to Manager	124,946	1,502,964
Due to Vestin Group	752	384,826
Secured borrowings	24,929,647	61,924,186
Deferred income	1,095,562	381,208

Total liabilities	27,076,014	64,530,466

Members’ equity — authorized 50,000,000 units at $10 per unit, 32,727,199 units issued and outstanding at March 31, 2005 and 36,804,169 units issued and outstanding at June 30, 2004	314,426,327	361,069,311

Total members’ equity	314,426,327	361,069,311

Total liabilities and members’ equity	$341,502,341	$425,599,777

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004	MARCH 31, 2005	MARCH 31, 2004
Revenues
Interest income from investment in mortgage loans	$5,272,244	$9,403,409	$19,659,849	$30,166,431
Gain on sale of real estate held for sale	1,683	—	759,234	—
Revenue related to the sale of real estate	—	2,333,333	—	2,333,333
Adjustment to allowance for loan losses	158,519	—	158,519	—
Other income	485,938	189,228	2,297,146	1,796,364

Total revenues	5,918,384	11,925,970	22,874,748	34,296,128

Operating expenses
Management fees	271,867	257,495	787,395	767,749
Provision for loan losses	—	250,000	166,666	2,354,766
Interest expense	570,503	1,548,554	3,011,477	4,160,103
Loss on sale of real estate held for sale	828,516	—	828,516
Write downs on real estate held for sale	6,133,931	—	6,256,613	9,990
Expenses related to real estate held for sale	753,031	395,451	2,290,796	1,015,026
Professional fees	146,537	23,415	408,258	505,361
Other	96,097	149,859	120,702	333,885

Total operating expenses	8,800,482	2,624,774	13,870,423	9,146,880

NET INCOME (LOSS)	$(2,882,098)	$9,301,196	$9,004,325	$25,149,248

Net income (loss) allocated to members	$(2,882,098)	$9,301,196	$9,004,325	$25,149,248

Net income (loss) allocated to members per weighted average membership units	$(0.09)	$0.26	$0.25	$0.64

Weighted average membership units	32,761,982	35,127,258	35,430,888	39,244,668

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

STATEMENT OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Units	Amount
Members’ equity at June 30, 2004	36,804,169	$361,069,311

Net income	—	9,004,325

Comprehensive income:
Unrealized loss on marketable securities available for sale	—	(1,343,022)

Total comprehensive income	—	7,661,303

Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	—	1,983,896

Distributions	—	(15,518,480)

Reinvestments of distributions	313,933	3,139,326

Members’ redemptions	(4,390,903)	(43,909,029)

Members’ equity at March 31, 2005	32,727,199	$314,426,327

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	MARCH 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,004,325	$25,149,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	166,666	2,354,766
Adjustment to allowance for loan losses	(158,519)	—
Gain on sale of real estate held for sale	(759,234)	—
Loss on sale of real estate held for sale	828,516	9,990
Write down of real estate held for sale	6,256,613
Interest income accrued to loan balance	280,272	—
Change in operating assets and liabilities:
Interest and other receivables	797,407	(2,126,994)
Other assets	—	(67,350)
Due from Fund I	1,462,090	(1,067,764)
Due from Fund III	(289)	—
Note receivable from Fund I	4,278,322	—
Prepaid expenses	(40,337)	—
Accounts payable and accrued liabilities	587,825	363,973
Due to Manager	(378,018)	(1,060,320)
Note receivable from manager	—	—
Due to Vestin Group	(384,074)	28,631
Deferred income	714,354	264,756

Net cash provided by operating activities	22,655,919	23,848,936

Cash flows from investing activities:
Investments in mortgage loans on real estate	(69,981,909)	(215,015,071)
Purchase of investments in mortgage loans	(20,058,000)	(32,653,318)
Purchase of mortgage loans from:
Vestin Fund I, LLC	—	(10,000,000)
Vestin Fund III, LLC	(5,000,000)	—
Proceeds received from sale of mortgage loans to:
Vestin Fund I, LLC	—	806,489
Vestin Fund III, LLC	—	10,000,000
Other related party	4,000,000	—
Proceeds from loan payoff	126,743,455	203,690,687
Sales of investments in mortgage loans	4,533,000	68,346,003
Repayment of secured borrowing	—	(2,441,746)
Cash outlay for investments in real estate held for sale	(176,167)	(454,162)
Proceeds from sale of real estate held for sale	16,396,885	3,753,591
Purchase of local agency bonds	(26,058,515)	—
Purchase of investments in certificates of deposit	—	(265,239)
Proceeds from investment in certificates of deposit	1,425,000	6,400,000

Net cash provided by investing activities	31,823,749	32,167,234

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	MARCH 31,
	2005	2004
Cash flows from financing activities:
Proceeds from issuance of membership units	—	26,238,415
Members’ distributions, net of reinvestments	(12,379,154)	(16,540,006)
Members’ withdrawals	(43,909,029)	(50,235,829)
Payment on line of credit	—	(2,000,000)

Net cash used in financing activities	(56,288,183)	(42,537,420)

NET CHANGE IN CASH	(1,808,515)	13,478,750

Cash, beginning of period	11,936,734	5,740,806

Cash, end of period	$10,128,219	$19,219,556

Supplemental disclosures of cash flows information:
Non-cash investing activities:
Loans funded through secured borrowing	$36,235,381	$21,375,092

Real estate held for sale acquired through foreclosure	$27,637,603	$9,422,232

Reduction in Note Receivable from Vestin Fund I, LLC due to valuation allowance on real estate held for sale	$—	$454,989

Note receivable from Vestin Mortgage related to sale of rights to receive proceeds of guarantee	$1,000,000	$—

Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	$1,983,896	$—

Ownership of real estate held for sale assigned from Fund I	$7,423,645	$—

Loans rewritten with same or similar property as collateral	$—	$—

Unrealized loss on marketable securities	$122,997	$—

Note receivable received from guarantor in exchange for release of guarantee	$328,074	$—

Investment in real estate held for sale reclassified from interest receivable	$8,859	$—

Note receivable from Vestin Mortgage paid off though relief of Due to manager	$1,000,000	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE A — ORGANIZATION

We were organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. We will continue our operations until December 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of our operating agreement. During June 2004 we discontinued the offering of our Units. Our manager is Vestin Mortgage, Inc., a licensed mortgage broker in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Vestin Group’s common stock currently trades in the pink sheets published by Pink Sheets, LLC. On April 5, 2005, Vestin Group’s majority shareholder, Michael V. Shustek commenced a tender offer to acquire any and all of the outstanding shares of Vestin Group common stock which he does not currently own. As a result, Vestin Group may become a privately held company in the near future. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund II, LLC, as the “Company.”

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

2. INVESTMENTS IN MORTGAGE LOANS AND LOCAL AGENCY BONDS

Investments in mortgage loans and local agency bonds are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

3. ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment inherent to our loan portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Changes to the allowance are provided through an adjustment to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed.

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

The appropriate classification of investments in marketable securities is determined at the time of purchase and such determination is reevaluated at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. As of March 31, 2005 we did not have any debt securities classified as Marketable Securities.

7. SECURED BORROWINGS

Loans in which third party investors participate through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-Creditor Agreements generally provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans as of March 31, 2005 are summarized below:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	4	$54,645,562	8.69%	21.79%	67.35%
Bridge	8	43,916,973	10.37%	17.51%	59.68%
Commercial	15	84,710,166	9.53%	33.77%	72.43%
Construction	4	7,223,840	10.02%	2.88%	69.50%
Land	7	60,318,130	11.99%	24.05%	58.50%

	38	$250,814,671	10.10%	100.00%	65.75%

Investments in mortgage loans as of June 30, 2004 are summarized below:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	9	$70,320,391	9.48%	22.04%	64.22%
Bridge	17	52,362,686	10.11%	16.41%	48.03%
Commercial	14	77,209,538	12.07%	24.20%	65.95%
Construction	7	58,606,178	11.95%	18.37%	62.49%
Land	8	60,562,146	9.95%	18.98%	57.31%

	55	$319,060,939	10.90%	100.00%	60.55%

(1) The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where we provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale. Additionally, during the nine months ended March 31, 2005, we restructured a loan where the principal balance was increased by $839,266 which represents the amount of expenses we advanced on our borrower’s behalf. We then discounted that amount since the interest rate on the loan was reduced from 12.5% to 6.25%.

	March 31, 2005	June 30, 2004
	Balance	Balance
Balance per Loan Portfolio	$250,814,671	$319,060,939
Less:
Present value discount on loan restructuring	(839,266)	—
Seller financed loans included in real estate held for sale	(13,055,920)	(5,707,853)
Allowance for loan losses	(2,508,147)	(9,500,000)

Balance per Balance Sheet	$234,411,338	$303,853,086

(2) Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

	March 31, 2005	Portfolio	June 30, 2004	Portfolio
Loan Type	Balance**	Percentage	Balance**	Percentage
First mortgages	$248,412,733	99.04%	$316,497,670	99.20%
Second mortgages	2,401,938	0.96%	2,563,269	0.80%

	$250,814,671	100.00%	$319,060,939	100.00%

The following is a schedule of contractual maturities of investments in mortgage loans as of March 31, 2005**:

2005	$132,682,201
2006	93,104,344
2007	25,028,126

$250,814,671

The following is a schedule by geographic location of investments in mortgage loans:

	March 31, 2005	Portfolio	June 30, 2004	Portfolio
	Balance**	Percentage	Balance**	Percentage
Arizona	$37,899,033	15.11%	$45,321,607	14.20%
California	84,222,547	33.58%	80,868,704	25.35%
Florida	—	0.00%	656,063	0.21%
Hawaii	25,703,838	10.25%	34,283,186	10.75%
Nevada	46,621,911	18.59%	91,349,216	28.63%
New York	19,999,645	7.97%	19,998,445	6.27%
North Carolina	—	0.00%	1,610,058	0.50%
Oklahoma	2,124,072	0.85%	—	0.00%
Texas	34,243,625	13.65%	44,973,660	14.09%

	$250,814,671	100.00%	$319,060,939	100.00%

** Please refer to footnote (1) above

We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

At March 31, 2005, five of our loans totaling $43.5 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. Our Manager has commenced foreclosure proceedings on these loans and has evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

			Number of
	Balance		Months Non-
Description of Collateral	March 31, 2005	Maturity Date	Performing
150-unit condominium conversion of “The Club at Stablechase”	$9,058,000	12/15/2004	3
400 SFR and multi-family land in Rio Vista Subdivision, Cathedral City, CA	5,538,944	4/20/2005	5
4 cemeteries and 8 mortuaries in Hawaii	7,703,838	3/31/2004	12
Racetrack and hotel in Vernon Downs, NY	19,999,645	6/30/2005	7
25 acres tentatively mapped for 104 single family residential lots in Palm Springs, California	1,195,825	1/23/2006	5

	$43,496,252

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed of. As of March 31, 2005, we have provided a general allowance for loan losses of approximately $2,508,147. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the nine months ended March 31, 2005:

	Balance at			Balance at
Description	June 30, 2004	Provisions	Deductions(3)	March 31, 2005
General Valuation Allowance	$2,500,000	$166,666	$(158,519)	$2,508,147
Specific allowance	7,000,000	—	(7,000,000)	—

Total	$9,500,000	$166,666	$(7,158,519)	$2,508,147

(3) During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the nine months ended March 31, 2005, foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. We are assessing our options for a sale of the property as quickly as circumstances permit.

(4) Our general allowance for loan losses is typically maintained at approximately 1% of our loan portfolio. During the quarter ended March 31, 2005, we reduced the allowance by $158,519 due to a decrease in the principal balance of our loan portfolio. The reduction has been recorded as an adjustment to allowance for loan losses on the accompanying statements of operations.

As of March 31, 2005, we have commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $7,703,838. Of the 4 lenders included in this loan, 1 lender has priority over the remaining 3 lenders in the approximate amount of $14 million pursuant to an Inter-creditor Agreement. Accordingly, our total exposure on this loan is approximately $21.7 million. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. We anticipate obtaining title to the underlying property during 2005. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties we expect to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. Our Manager evaluated the underlying collateral and determined it was sufficient to protect us against losses of principal and interest. Our Manager will continue to evaluate this loan in order to determine if any allowance for the loan should be recorded.

In addition, our Manager had granted extensions on 12 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2005 was approximately

$89.8 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

NOTE D — INVESTMENT IN LOCAL AGENCY BONDS

During the nine months ended March 31, 2005, we acquired tax free fixed income securities issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments are secured by real estate holdings primarily comprised of low-income housing projects. These fixed income securities mature from 2010 through 2034. Components of these securities were as follows as of March 31, 2005:

				Unrealized
Description	Face Value	Cost	Fair Value	Loss
Local agency bonds	$36,665,000	$26,058,515	$24,715,493	$1,343,022

Prior to March 31, 2005, these securities were classified as available for sale and unrealized losses were included in equity as other comprehensive loss. The fair value was determined by market quotes for securities which are actively traded. When securities are not actively traded, fair value was estimated based on market quotes of similar securities.

As of March 31, 2005, we reviewed our intention to hold these securities for the purpose of selling them. Through this review it was determined the bonds are currently in non-performing status and our estimated fair value of the underlying collateral of real estate securing the investments exceeds the fair value and our cost of the securities. Through the trustee, we will explore initiating foreclosure proceedings on these investments. As of March 31, 2005, these investments totaling $24,715,493 are no longer treated as a marketable securities and have been reported as investment in local agency bonds.

NOTE E — RELATED PARTY TRANSACTIONS

For the three and nine months ended March 31, 2005, we recorded management fees to our Manager of approximately $272,000 and $787,000, respectively, compared to approximately $257,000 and $768,000, respectively, for the same periods in the prior year. Additionally, for the three and nine months ended March 31, 2005, we recorded pro rata distributions owed to our Manager of approximately $15,000 and $45,000, respectively, compared to $18,000 and $61,000 for the same periods in the prior year .

During the three and nine months ended March 31, 2005, we paid $17,680 and $61,583 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

During the three and nine months ended March 31, 2005, we paid $37,500 and $101,259 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. One of Vestin Mortgage’s former directors in an equity owner in that firm.

As of March 31, 2005 we were owed approximately $1,500,000 from Fund I primarily related to payments made on behalf of Fund I for the maintenance of jointly owned real estate.

During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795, which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage in the amount of $1,000,000. The note bears interest at 8%, is payable in monthly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,983,896, which is shown as a capital contribution from our Manager. During the three months ended March 31, 2005 this note was paid off through the relief of amounts due to our Manager.

As of March 31, 2005, we owed our Manager approximately $100,000 primarily related to unpaid management fees and, our Manager’s pro-rata share of distributions.

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

During the nine months ended March 31, 2005, we purchased investments in mortgage loans totaling $5,000,000 from Fund III.

During the nine months ended March 31, 2005, we sold investments in mortgage loans totaling $4,000,000 to inVestin Nevada, Inc., a company wholly-owned by the chief executive officer of our Manager.

During the nine months ended March 31, 2004, we purchased $10,000,000 in investments in mortgage loans from Fund I.

During the nine months ended March 31, 2004, we sold $10,000,000 in investments in mortgage loans to Fund III.

During the nine months ended March 31, 2004, we sold investments in mortgage loans totaling $806,489 to Fund I.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2005, we held 6 properties with a total carrying value of $29,200,000, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale the three months ended March 31, 2005:

						Gain
			Balance			(Loss) on	Write down	Balance at
	Date	Percentage	December		Proceeds	sale of	on real estate held	March 31,
Description	Acquired	of Ownership	31, 2004	Acquisitions	from Sales	real estate	for sale	2005
Custom residential property located in Santa Fe, New Mexico (1)	3/4/03	7%	$55,728	$—	$(57,412)	$1,684	$—	$—

40 acres of land containing 354 residential lots in Henderson, Nevada	2/28/03	34%	2,735,777	—	—	—	—	2,735,777

460 acre residential sub-division in Lake Travis, Texas	8/3/04	66%	3,460,187	55,813	(38,152)	—	—	3,477,848

Two real estate parcels in Cedar Park, Texas	3/2/04	100%	1,650,000	—	—	—	—	1,650,000

Partially completed golf course on 570 acres of land near Austin, Texas	8/3/04	100%	5,633,048	—	—	—	—	5,633,048

						Gain
			Balance			(Loss) on	Write down	Balance at
	Date	Percentage	December		Proceeds	sale of	on real estate held	March 31,
Description	Acquired	of Ownership	31, 2004	Acquisitions	from Sales	real estate	for sale	2005
126 unit, (207 bed) assisted living facility in Phoenix, Arizona	9/8/04	90%	13,965,545	—	—	—	(5,851,748)	8,113,797

126 unit Hotel in Mesquite, NV	10/04/04	68%	4,578,824	8,859	(3,759,167)	(828,516)	—	—

(1)
74 unit, (90 bed) assisted living facility in San Bernardino, CA	4/6//04	100%	7,726,166	106,017	—	—	(282,183)	7,550,000

			$39,805,275	$170,689	$(3,854,731)	$(826,832)	$(6,133,931)	$29,160,470

(1) Sales of real estate held for sale for the three months ended March 31, 2005:

During March 2005, the custom residential property located in Santa Fe, New Mexico was sold for $860,000 of which our proceeds were approximately $60,000. During the quarter ended December 31, 2004, we wrote down the carrying value of this property by approximately $20,009 based on our estimate of the net realizable value of the property. Consequently, as a result of completion of the sale we recorded a gain of approximately $1,683.

During March 2005, the 126 unit hotel in Mesquite, Nevada was sold for $5,473,028 of which our share of the proceeds were approximately $3.8 million which resulted in a loss upon approximately $829,000.

NOTE G — REAL ESTATE HELD FOR SALE – SELLER FINANCED

At March 31, 2005, we held 5 properties with a total carrying value of $13,100,000 which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the three months ended March 31, 2005:

					Principal
		Percentage	Balance at		Payments		Balance at
	Date	of	December		Received from	Valuation/	March 31,
Description	Acquired	Ownership	31, 2004	Acquisitions	Borrower	Other Adjustments	2005
An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	95%	$3,213,936	$—	$—	$—	$3,213,936
An uncompleted golf course in Mesquite, Nevada	11/6/2002	45%	1,208,738	—	—	—	1,208,738
36 acres of raw land in Mesquite, Nevada	11/27/2002	52%	356,728	—	—	—	356,728

					Principal
		Percentage	Balance at		Payments		Balance at
	Date	of	December		Received from	Valuation/	March 31,
Description	Acquired	Ownership	31, 2004	Acquisitions	Borrower	Other Adjustments	2005
Assisted living facility in Las Vegas, Nevada	9/23/2004	48%	7,423,645	—	(75,580)	—	7,348,065
Raw land in Mesquite, Nevada	11/27/2002	50%	928,453	—	—	—	928,453

			$13,131,500	$—	$(75,580)	$—	$13,055,920

As of March 31, 2005, we received $1,095,562 in interest payments from borrowers on the loans associated with the sale of the above properties. Until the borrowers have met the minimum equity ownership requirement to allow us to record the sale, all interest payments received are recorded as deferred income. Once the equity requirement has been met, we will record these amounts as interest income from investments in mortgage loans.

NOTE H — SECURED BORROWINGS

Loans in which third party investors participate through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-Creditor Agreements generally provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

As of March 31, 2005, funds being used under inter-creditor and participation agreements where we have potential obligations as defined above totaled $24,900,000.

NOTE I — NOTE RECEIVABLE

During October 2004, we and Fund I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,132. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $328,074 which is based on a discount rate of 8% as of March 31, 2005.

NOTE J — NOTE RECEIVABLE FROM MANAGER

During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795, which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage of $1,000,000. The note bears interest at 8%, is payable in monthly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,983,896 which is shown as a capital contribution from our Manager. During the three months ended March 31, 2005 this note was paid off through the relief of amounts due to our Manager.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not believe that the adoption of FAS 109-2 will have a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us July 8, 2005, and we are still evaluating the impact of this statement. We do not currently believe it will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its financial position, results of operations, or liquidity. We do not currently believe it will have a material impact on our financial statements.

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

NOTE N — REDEMPTION LIMITATION

In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of March 31, 2005, redemptions made since inception totaled $72.2 million. Balances in members’ capital accounts as of January 1, 2005 were 354.6 million, which limited redemptions to $35.5 million for calendar 2005. As of March 31, 2005, requests to redeem are approximately $0.2 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, $17.0 million in 2012, $15.3 million in 2013, $13.7 million in 2014, $12.4 million in 2015, $0.2 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019, and $0.1 million in 2020 had been logged, subject to unit valuation adjustments. Generally, redemption requests in these outlying years include redemption requests for those who will be limited to the $100,000 maximum annual redemption. Our Manager is currently evaluating a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented.

NOTE O — SUBSEQUENT EVENTS

Following a periodic review by our Manager as required pursuant to the Operating Agreement effective April 1, 2005, we adjusted the stated unit value of each unit to $9.60 to reflect the actual net book value of each unit at that date. Our Manager is pursuing remedies it deems appropriate for collection of shortfalls, including litigation to enforce guarantees of the borrowers. We cannot predict the eventual outcome of any remedies chosen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

We were organized in December 2000 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. We will continue our operations until December 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of our operating agreement. During June 2004 we discontinued the offering of our Units. Our manager is Vestin Mortgage, Inc., a licensed mortgage broker in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Vestin Group’s common stock currently trades in the pink sheets published by Pink Sheets, LLC. On April 5, 2005, Vestin Group’s majority shareholder, Michael V. Shustek commenced a tender offer to acquire any and all of the outstanding shares of Vestin Group common stock which he does not currently own. As a result, Vestin Group may become a privately held company in the near future. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund II, LLC, as the “Company.”

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

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2005 and 2004. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and our report on Form 10-K for the year ended June 30, 2004.

OVERVIEW

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets and loan losses which we experience.

SUMMARY OF FINANCIAL RESULTS

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Total revenues	$5,918,384	$11,925,970	$22,874,748	$34,296,128
Total expenses	8,800,482	2,624,774	13,870,423	9,146,880

Net income (loss)	$(2,882,098)	$9,301,196	$9,004,325	$25,149,248

Net income (loss) allocated to members per weighted average membership units	$(0.09)	$0.26	$0.25	$0.64

Annualized rate of return to members (a)	(3.52%)	10.59%	3.33%	8.53%

Weighted average membership units	32,761,982	35,127,258	35,430,888	39,244,668

Cash distributions	$4,358,211	$6,438,811	$15,518,480	$22,974,609

Cash distributions per weighted average membership unit	$0.13	$0.18	$0.44	$0.59

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of March 31, 2005 and 2004 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three and Nine Months Ended March 31, 2005 Compared To Three and Nine Months Ended March 31, 2004

Total Revenues. For the three months ended March 31, 2005, revenues totaled $5.9 million compared to $11,900,000 for the same period in 2004, a decrease of $6,000,000 or 50%. For the nine months ended March 31, 2005, revenues totaled $22,900,000 compared to $34,300,000 for the same period in 2004, a decrease of $11.4 million or 33%. Changes in revenue for the three and nine months ended March 31, 2005 compared to the same period in 2004 were primarily related to the following:

•	Interest income from investments in mortgage loans decreased from $9.4 million to $5.3 million a decrease of $4.1 million or 44% for the three months ended March 31, 2005 and 2004 and from $30.2 million to $19.7 million a decrease of $10.5 million or 35% for the nine months ended March 31, 2005 and 2004. The decreases are primarily due to a decrease in the amount of capital we have as a result of member redemptions as well as a significant decrease in loans involving third party participants pursuant to intercreditor agreements. In addition we have experienced a softening demand for our loan products.

•	For the nine months March 31, 2005 we had a gain on the sale of real estate of $0.8 million. During September 2004 we entered into an agreement to sell the remaining 29 acres of raw land in Mesquite, Nevada for $6.2 million. During the prior quarter, $105,000 was released from escrow representing an early release of funds. The transaction was finalized during December 2004 and resulted in a gain of approximately $0.8 million.

•	During the three and nine months ended March 31, 2004 we recognized $2.3 million of a finder’s fee as revenue related to the sale of real estate in the City of Mesquite, Nevada. The note reflected a finder’s fee by the Company; the Company did not loan any money to the unaffiliated party with respect to the $2.3 million. We had no such revenue in the three and nine months ended March 31, 2005.

•	During the three months ended March 31, 2005, we reduced our allowance for loan losses by $0.2 million due to a decrease in the principal balance of our loan portfolio. The reduction has been recorded as revenue adjustment to allowance for loan losses.

•	Revenues for the three and six months ended March 31, 2005 included other income of $500,000 and $2,300,000, respectively, compared to $200,000 and $1,800,000, respectively for the same periods in 2004. The increase is primarily related to an increase in late fees received on our investments in mortgage loans.

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

Historically low interest rates over the past several years may have diminished the interest rates we can charge in our loans. The weighted average interest rate on our loans at March 31, 2005 was 10.10%, as compared to 11.33% at March 31, 2004. In addition, there has been an increase in competition from more conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the low interest rates. It is not clear yet if and when the recent, modest increases in federal funds rates will enable us to charge higher interest rates on our future loans.

Total non-performing assets increased to $72,700,000 at March 31, 2005 from $45,800,000 at March 31, 2004. Non-performing assets at March 31, 2005 consist of approximately $43,500,000 of non-performing loans, approximately $29,200,000 of real estate held for sale not resold through seller financing. The amount of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying mortgage loans. We attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal. However, we cannot predict how quickly we can convert non-performing assets and any increase in our non-performing assets will have an adverse affect upon our revenues.

As of March 31, 2005, our Manager had granted extensions on 12 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2005 was approximately $89.8 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

Total Expenses. For the three months ended March 31, 2005, expenses totaled $8.8 million compared to $2.6 million for the same period in 2004, an increase of $6.2 million or 238%. For the nine months ended March 31, 2005, expenses totaled $13,900,000 compared to $9,100,000 for the same period in 2004, an increase of $4.8 million or 53%. The increases are primarily related to the following:

Three months ended March 31, 2005:

•	We wrote down the carrying value of a 126 unit assisted living facility in Phoenix, Arizona by approximately $5,900,000 based on updated appraisal information received during the three months ended March 31, 2005.

•	We recognized a loss of approximately $830,000 resulting from the sale of a 126 unit Hotel in Mesquite, Nevada.

•	The increase was partially offset by a reduction in provisions for loan losses of $0.3 million for the three months ended March 31, 2005 compared to the same period in 2004.

•	We incurred expenses related to real estate held for sale of $0.8 million for the three months ended March 31, 2005. These expenses include approximately $400,000 in property taxes.

•	The increase was partially offset by a reduction in interest expense of $1.0 million for the three months ended March 31, 2005 primarily related to a decrease in secured borrowings of approximately $20.7 million.

•	For the three months ended March 31, 2005, we recognized professional fees of approximately $126,000 which was an increase of approximately $100,000 from the same period in 2004. We expect these fees to continue at the amounts being incurred during the three months ended March 31, 2005.

Nine months ended March 31, 2005:

•	We wrote down the carrying value of a 126 unit assisted living facility in Phoenix, Arizona by approximately $5,900,000 based on updated appraisal information received during the nine months ended.

•	We recognized a loss of approximately $830,000 resulting from the sale of a 126 unit Hotel in Mesquite, Nevada.

•	The increase was partially offset by a reduction in provisions for loan losses of $2.2 million for the nine months ended March 31, 2005 compared to the same period in 2004.

•	For the nine months ended March 31, 2005, we recorded approximately $3.0 million in interest related to secured borrowings compared to approximately $4.2 million for the same period in the prior year, a decrease of $1.2 million or 29%. The decline in interest on secured borrowings resulted from the decrease in the amount of such assets under secured borrowings from $45.7 million to $24.9 million, respectively as of March 31, 2005 and 2004.

•	We incurred expenses related to real estate held for sale of $2.3 million for the nine months ended March 31, 2005. These expenses include approximately $257,000 in legal fees and $700,000 in maintenance and repair work to prepare certain properties for sale. These properties required a more extensive amount of work to be prepared for sale than we have historically experienced.

Net Income (loss). As a result of the foregoing factors the net loss for the three months ended March 31, 2005 totaled $2,900,000 compared to net income of $9,300,000 for the same period in 2004, a decrease of $12,200,000 or 131%. Overall, the net income for the nine months ended March 31, 2005 totaled $9,000,000 compared to $25,100,000 for the same period in 2004, a decrease of $16.1 million or 64%.

Annualized Rate of Return to Members. For the three months ended March 31, 2005, annualized rate of return to members totaled (3.52%) as compared to 10.59% for the same period in 2004. For the nine months ended March 31, 2005, annualized rate of return to members totaled 3.33% as compared to 8.53% for the same period in 2004.

Distributions to Members. For the three month period ended March 31, 2005, members received distributions totaling $4,358,211, as compared to distributions totaling $6,438,811 for the three months ended March 31, 2004. For the nine-month period ended March 31, 2005, members received distributions totaling $15,518,480, as compared to distributions totaling of $22,974,609 for the nine months ended March 31, 2004. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in our Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States. Of the distributions for the three and nine months ended March 31, 2005, $1,264,897 and $249,394 represented a return of capital for income tax purposes.

Unit Value. Following a periodic review by our Manager as required pursuant to the Operating Agreement effective April 1, 2005, we adjusted the stated unit value of each unit to $9.60 to reflect the actual net book value of each unit at that date.

Redemptions. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of March 31, 2005, redemptions made since inception totaled $72.2 million. Balances in members’ capital accounts as of January 1, 2005 were 354.6 million, which limited redemptions to $35.5 million for calendar 2005. As of March 31, 2005, requests to redeem are approximately $0.2 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, $17.0 million in 2012, $15.3 million in 2013, $13.7 million in 2014, $12.4 million in 2015, $0.2 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019, and $0.1 million in 2020 had been logged, subject to unit valuation adjustments. Generally, redemption requests in these outlying years include redemption requests for those who will be limited to the $100,000 maximum annual redemption. Our Manager is currently evaluating a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2005, we had investments in mortgage loans secured by real estate totaling $250,814,671 including 37 loans with an aggregate principal value of approximately $248,412,734 secured by first deeds of trust. Two loans are also secured by a second deed of trust totaling approximately $2,401,938. The decrease in the total dollar amount of loans in our portfolio as of March 31, 2005 is primarily due to a decrease in the amount of capital we have as a result of member redemptions as well as a significant decrease in loans involving third party participants pursuant to intercreditor agreements. In addition we have experienced a softening demand for our loan products.

As of March 31, 2005, the weighted average contractual interest yield on our investments in mortgage loans was 10.10%. These mortgage loans have contractual maturities within the next 30 months.

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

Based upon this evaluation our Manager believes that the allowance for loan losses totaling approximately $2,508,147 included in the accompanying balance sheet as of March 31, 2005 is adequate to meet estimated credit losses.

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

During the nine months ended March 31, 2005, we acquired tax-free fixed income securities with surplus funds available that are issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments are secured by real estate holdings primarily comprised of low-income housing projects. These fixed income securities mature beginning in 2010 through 2034. As of March 31, 2005, we reviewed our intention to hold these securities for the purpose of selling them. Through this review it was determined the bonds are currently in non-performing status and our estimated fair value of the underlying collateral of real estate securing the investments exceeds the fair value and our cost of the securities. Through the trustee, we will explore initiating foreclosure proceedings on these investments if they become non-performing. As of March 31, 2005, these investments totaling $24,715,493 are no longer treated as marketable securities and have been reported as investment in local agency bonds. Components of these investments were as follows as of March 31, 2005:

				Unrealized
Description	Face Value	Cost	Fair Value	Loss
Local agency bonds	$36,665,000	$26,058,515	$24,715,493	$1,343,022

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

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment inherent to our loan portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Changes to the allowance are provided through an adjustment to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed.

Secured Borrowings

Loans in which third party investors participate through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-Creditor Agreements generally provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

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

During the nine months ended March 31, 2005, cash flows provided by operating activities approximated $22.7 million. Investing activities consisted of cash provided by the redemption of certificates of deposits of approximately $1.4 million, loan sales and payoffs of approximately $135.3 million, cash used in purchases or new investments in mortgage loans approximating $95.0 million, cash outlays related to investments in real estate held for sale of approximately $0.2 million, cash proceeds from the sale of real estate held for sale of approximately $16.4 million, and the purchase of marketable securities of approximately $26.1 million. Financing activities consisted of members’ redemptions in the amount of $43.9 million and distributions of $12.4 million (net of reinvestments).

At March 31, 2005, we had $10,100,000 in cash, $1,000,000 in certificates of deposit, $24,700,000 in marketable securities, and $341,500,000 in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans. Effective June 2004, we discontinued the offering of our Units.

As of March 31, 2005, members holding approximately 38% of our outstanding units have elected to reinvest their dividends. Only members who elected to reinvest prior to June 2004 are permitted to reinvest. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $43,500,000 as of March 31, 2005 compared to $45,800,000 as of March 31, 2004 and real estate held for sale not resold through seller financing totaling $29,200,000 as of March 31, 2005 compared to $14,700,000 as of March 31, 2004. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

As of March 31, 2005, we have commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $7,703,838. Of the 4 lenders included in this loan, 1 lender has priority over the remaining 3 lenders in the approximate amount of $14 million pursuant to an Inter-creditor Agreement. Accordingly, our total exposure on this loan is approximately $21.7 million. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. We anticipate obtaining title to the underlying property during 2005. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties we expect to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. Our Manager evaluated the underlying collateral and determined it was sufficient to protect us against losses of principal and interest. Our Manager will continue to evaluate this loan in order to determine if any allowance for the loan should be recorded.

Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of March 31, 2005, redemptions made since inception totaled $72.2 million. Balances in members’ capital accounts as of January 1, 2005 were 354.6 million, which limited redemptions to $35.5 million for calendar 2005. As of March 31, 2005, requests to redeem are approximately $0.2 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, $17.0 million in 2012, $15.3 million in 2013, $13.7 million in 2014, $12.4 million in 2015, $0.2 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019, and $0.1 million in 2020 had been logged, subject to unit valuation adjustments. Generally, redemption requests in these outlying years include redemption requests for those who will be limited to the $100,000 maximum annual redemption. Our Manager is currently evaluating a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented.

Loans in which third party investors participate through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-Creditor Agreements generally provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

As of March 31, 2005, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $24,900,000 compared to $61,900,000 at June 30, 2004. The decrease is related to payoffs received on loans funded through intercreditor agreements.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital.

Off Balance Sheet Arrangements

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

The following summarizes our contractual obligations as of March 31, 2005.

	Payment due by period
		Less than 1			More than
Contractual Obligation	Total	year	1-3 years	3-5 years	5 years

Secured borrowings	$24,929,647	$24,929,647	$—	$—	$—

RELATED PARTY TRANSACTIONS

For the three and nine months ended March 31, 2005, we recorded management fees to our Manager of approximately $272,000 and $787,000, respectively, compared to approximately $257,000 and $768,000, respectively, for the same periods in the prior year. Additionally, for the three and nine months ended March 31, 2005, we recorded pro rata distributions owed to our Manager of approximately $15,000 and $45,000, respectively, compared to $18,000 and $61,000 for the same periods in the prior year .

During the three and nine months ended March 31, 2005, we paid $17,680 and $61,583 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

During the three and nine months ended March 31, 2005, we paid $37,500 and $101,259 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. One of Vestin Mortgage’s former directors in an equity owner in that firm.

As of March 31, 2005 we were owed approximately $1,500,000 from Fund I primarily related to payments made on behalf of Fund I for the maintenance of jointly owned real estate.

During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,983,896 in valuation allowances) of the properties was $5,215,795. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,565,795, which is the estimated deficiency on the value of the properties. We received $2,565,795 in cash and a note receivable from Vestin Mortgage in the amount of $1,000,000. The note bears interest at 8%, is payable in monthly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,983,896, which is shown as a capital contribution from our Manager. During the three months ended March 31, 2005 this note was paid off through the relief of amounts due to our Manager.

As of March 31, 2005, we owed our Manager approximately $100,000 primarily related to unpaid management fees and, our Manager’s pro-rata share of distributions.

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

During the nine months ended March 31, 2005, we purchased investments in mortgage loans totaling $5,000,000 from Fund III.

During the nine months ended March 31, 2005, we sold investments in mortgage loans totaling $4,000,000 to inVestin Nevada, Inc., a company wholly-owned by the chief executive officer of our Manager.

During the nine months ended March 31, 2004, we purchased $10,000,000 in investments in mortgage loans from Fund I.

During the nine months ended March 31, 2004, we sold $10,000,000 in investments in mortgage loans to Fund III.

During the nine months ended March 31, 2004, we sold investments in mortgage loans totaling $806,489 to Fund I.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Our loan documents may permit it to raise the interest rate it charges on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates three risks for us:

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

Competition for Borrowers

We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. In addition, we believe the pending SEC investigation has had an adverse effect upon our ability to attract borrowers.

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

Most of our assets consist of investments in mortgage loans, including those that are financed under Intercreditor Agreements. At March 31, 2005, our aggregate investment in mortgage loans was $250,814,671 with a weighted average effective interest rate of 10.10%. Loans financed under Inter-creditor Agreements totaled $24,929,647 at March 31, 2005 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 11.50%. These mortgage loans mature within the next 12 months. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at March 31, 2005 was 17 months. All of the outstanding mortgage loans at March 31, 2005 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.

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

At March 31, 2005, we also had approximately $11,100,000 invested in cash and certificates of deposits. Approximately 3% or more of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

The following provides information regarding our investments in tax-free income securities as of March 31, 2005.

	Expected Maturity Date
Marketable Securities	2005	2006	2007	2008	2009	Thereafter

Fixed Rate bonds	$—	$—	$—	$—	$—	$36,565,000

Weighted average interest rate	—	—	—	—	—	5.95%

As of March 31, 2005, we reviewed our intention to hold these securities for the purpose of selling them. Through this review it was determined the bonds are currently in non-performing status and our estimated fair value of the underlying collateral of real estate securing the investments exceeds the fair value and our cost of the securities, therefore through the trustee, we will explore initiating foreclosure proceedings on these investments. As of March 31, 2005, these investments totaling $24,715,493 are no longer treated as a marketable securities and have been reported as investment in local agency bonds.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our company is in the process of conducting its evaluation, under the supervision and with the participation of our company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of March 31, 2005.

Based on preliminary results to date, the Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of March 31, 2005 as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on various resources including the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was not effective as of March 31, 2005. Management identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies generally related to our company’s limited resources and internal level of technical accounting and reporting expertise. These material weaknesses affects our ability to prepare and properly review interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

As we have not completed the testing and evaluation of our internal control over financial reporting, it is possible that additional deficiencies could be determined to be individually or in aggregate a material weakness.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by our company.

Changes in Internal Control Over Financial Reporting

In order to address and correct the deficiencies identified above, management’s corrective actions include: 1) Pursue and hire the appropriate amount of highly qualified personnel to perform the internal function of the preparation and review of our interim and annual reports, 2) increase training and strengthen the expertise in accounting, internal controls over financial reporting for employees in critical accounting and financial reporting positions, and 3) where appropriate, replacing and/or adding experienced personnel to our accounting and financial reporting functions to review and monitor transactions, accounting processes and control activities more effectively.

While we are recruiting experienced, skilled finance professionals, we cannot anticipate when our staffing initiative will be completed and therefore cannot anticipate when the material weaknesses relating to our financial close process will be remediated.

Except for the material weaknesses discussed above, no changes in our internal control over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2005 Members redeemed $35,818,744 of membership units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Articles of Organization

4.1(2)	Amended and Restated Operating Agreement

4.2(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to all states except Minnesota and Michigan) (included as Exhibit B to the prospectus)

4.3(2)	Amended and Restated Subscription Agreement and Power of Attorney (applicable to Minnesota and Michigan) (included as Exhibit C to the prospectus)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND II, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ John W. Alderfer
John W. Alderfer
Chief Financial Officer, (Chief Financial Officer of the Manager and Duly Authorized Officer)

Dated: May 10, 2005

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