Form 10-K
period 2005-06-30
VESTIN FUND II LLC
filed 2005-09-13
CIK 1130284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 333-52484
VESTIN FUND II, LLC
(Exact name of registrant as specified in its charter)

NEVADA	88-0481336
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8379 WEST SUNSET RD., LAS VEGAS, NEVADA (Address of principal executive offices)	89113 (Zip Code)
Registrant’s telephone number, including area code
702.227.0965
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.
      As of September 1, 2005, 32,855,418 Units of interest in the Company were outstanding.
      Documents incorporated by reference: None.

PART I
Note Regarding Forward Looking Statements
      This report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for real estate loans brokered by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

ITEM 1.	BUSINESS
General
      Vestin Fund II, LLC was organized in December 2000 as a Nevada limited liability company for the purpose of investing in real estate loans. In this report we refer to Vestin Fund II, LLC as the “Company”, “we”, “us” or “our”. We invest in loans secured by real estate through deeds of trust. We commenced operations in June 2001. We will continue our operations until December 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of our operating agreement.
      We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in real estate loans and raising funds through our Distribution Reinvestment Plan, we are subject to the North American Securities Administration Act Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators.
      Through June 30, 2005, we had sold 41,225,539 membership units (“Unit”) of the 50,000,000 membership units offered pursuant to our registration statement. Since then, a number of Units have been redeemed and, as of June 30, 2005, a total of 32,810,551 Units were outstanding. No additional Units will be sold to new investors; however, current members may elect to participate in our Distribution Reinvestment Plan, whereby the members’ distributions may be used to purchase additional Units at $10 per Unit.
      Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael V. Shustek, the CEO and director of the Manager, acquired all of the outstanding shares of common stock of Vestin Group pursuant to a tender offer and follow-on short form merger, which closed on May 26, 2005. Vestin Group filed a Form 15 with the Securities and Exchange Commission (the “SEC”) on May 11, 2005 to terminate its reporting obligations under the Securities Exchange Act of 1934. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.
      Our Operating Agreement provides that the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, real estate investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent upon the Manager’s ability and performance in managing our operations and servicing our assets. The Operating Agreement also provides our members with limited voting rights, which includes the right to terminate the Manager subject to a majority vote of the members.
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer. These entities also invest in commercial real estate loans.
      We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Florida, Hawaii, Nevada, New York, North Carolina, Oklahoma, and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by

Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.
      As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans, borrowers are willing to pay us an interest rate that is two to five points above the rates generally charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.
      Our principal investment objectives are to:

•	Produce revenues from the interest income on our real estate loans;

•	Provide monthly cash distributions from the net income earned on our real estate loans;

•	Preserve capital contributions; and

•	Reinvest, to the extent permissible, payments of principal and sales (net of expenses).
Acquisition and Investment Policies
      We seek to invest approximately 97% of our assets in real estate loans. Approximately 3% will be held as a working capital cash reserve. As of June 30, 2005, approximately 64% of our assets are classified as investments in real estate loans.
      Generally the collateral on our real estate loans is the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers with a lesser proportion of loans involving land loans.
      Our real estate investments are not insured or guaranteed by any government agency.
      Vestin Mortgage continuously evaluates prospective investments, selects the loans in which we invest and makes all investment decisions on our behalf in its sole discretion. In evaluating prospective real estate loan investments, Vestin Mortgage considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured, or the loan-to-value ratio;

•	the potential for capital appreciation or depreciation of the property securing the investment;

•	expected levels of rental and occupancy rates, if applicable;

•	potential for rental increases, if applicable;

•	current and projected revenues from the property if applicable;

•	the status and condition of the record title of the property securing the investment;

•	geographic location of the property securing the investment; and

•	the financial condition of the borrowers and their principals, if any, who guarantee the loan.
      Vestin Mortgage may obtain our loans from non-affiliated mortgage brokers and previous borrowers, and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Mortgage to facilitate our purchase of the loans. Vestin Mortgage will sell the loans to us for no greater than Vestin Mortgage’s cost, not including its service fees and compensation. There are no specific requirements or guidelines governing Vestin Mortgage’s discretion in determining which real estate loans it will place with us and which it will place with other funding sources.

      When selecting real estate loans for us, Vestin Mortgage adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Loans. Generally, our assets are secured by first deeds of trust. First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property. Other loans that we invest in on the security property will not be junior to more than one other loan. As of June 30, 2005, approximately 97% of the principal amount of our outstanding interest in loans was secured by first deeds of trust.

2. Loan-to-Value Ratio. The amount of our loan combined with the outstanding debt secured by a senior loan on a security property generally does not exceed the following percentage of the appraised value of the security property at origination:

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

Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. Going forward, we expect to report bridge loans within the commercial category.

The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%. However, we may deviate from these guidelines under certain circumstances. For example, Vestin Mortgage, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property attached to the real property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, Vestin Mortgage, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest.

Loan to value ratios are based on appraisals that the Manager receives at the time of loan underwriting and may not reflect subsequent changes in value estimates. Such appraisals, which may have been commissioned by the borrower and also may precede the placement of the loan with us, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

We or the borrower retain appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Mortgage will review each appraisal report and will conduct a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood, but generally does not include entering any structures on the property.

3. Construction Real estate Loans. We invest in construction loans other than home improvement loans on residential property, when the loan-to-value ratio does not exceed 75% of the appraised, completed value of the security property at origination.

4. Terms of Real estate Loans. Our loans as of June 30, 2005 range from a six month term to a sixty-eight month term, including approved extensions. Most of our loans are for a term of 12 months. Our original loan agreements, however, permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

Currently, all but two of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. Two of our loans are amortizing loans with a total balance of approximately $20,115,000 and have terms ranging from twelve to sixty-eight months. In addition, we invest in real estate loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2005, we had $48 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion is $1.8 million. At June 30, 2004, we had $112.0 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $137.0 million, including participating lenders. These loans had interest reserves of approximately $7.3 million, of which our portion was $6.0 million.

5. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers will obtain title insurance coverage for all loans, providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, covering us in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or loans, escrow agreements, and any other loan documents for a particular transaction will cover us as a beneficiary.

6. Purchase of Real estate Investments from Affiliates. We may acquire real estate loans from our affiliates, including Vestin Mortgage, for a price not in excess of the par value of the note, plus allowable fees and expenses, but without the allowance of any other compensation for the loans.

7. Note Hypothecation. We may also acquire real estate loans secured by assignments of secured promissory notes. These real estate loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note upon acquisition. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the real estate loan will not exceed 80% of the principal amount of the assigned note. For real estate loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property prior to acquisition of the loan.

8. Participation. We participate in loans with other lenders, including affiliates as permitted by the NASAA Guidelines, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan;

•	We are seeking to increase the diversification of our loan portfolio; or

•	Vestin Mortgage originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

An Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the lead lenders being repaid.

As of June 30, 2005, 89% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

9. Diversification. The NASAA Guidelines provide that we neither invest in or make real estate loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make real estate loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital As of June 30, 2005, our single largest loan accounted for 9% of our members’ equity. The loan yields interest at 9% per annum and, as of June 30, 2005, the outstanding balance of the loan was approximately $27.6 million. The loan was paid off in September 2005.

10. Reserve Fund. We have established contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

11. Credit Evaluations. When reviewing a loan proposal, Vestin Mortgage determines whether a borrower has sufficient equity in the security property. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the real estate loan.

12. Sale of Real Estate Loan Investments. Although Vestin Mortgage has no plans to do so, Vestin Mortgage may sell our real estate loans or interest in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.
Real Estate Loans to Affiliates
      We will not invest in real estate loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a real estate loan payable by Vestin Mortgage when Vestin Mortgage has assumed the obligations of the borrower under that loan, through a foreclosure on the property.
Purchase of Loans from Vestin Mortgage and its Affiliates
      In addition to those loans Vestin Mortgage selects for us, we purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage’s own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as Vestin Group, Michael Shustek, Chief Executive Officer of Vestin Group or another principal of Vestin Mortgage. However, we will not acquire a loan from or sell a loan to a real estate program in which Vestin Mortgage has an interest except in compliance with our operating agreement.
Types of Loans We Invest In
      We primarily invest in loans which are secured by first or second trust deeds on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans. The following discussion sets forth certain guidelines the Manager intends to follow in allocating our investments among the various types of loans. Although we attempt to invest in loans within these guidelines, from time to time, our investments may fall below this range in the event that several of our loans are paid off at or around the same time period. Actual percentages invested among the various loan categories may also vary from the guidelines below depending upon the prevailing real estate lending market, available investment opportunities and amounts available for investment.

Raw and Unimproved Land Loans
      Approximately 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser, upon which development is dependent on availability of financing. As of June 30, 2005, approximately 23% of our loans were in this category.

Acquisition and Development Loans
      Approximately 10% to 25% of the loans invested in by us may be acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of June 30, 2005, approximately 24% of our loans were in this category.

Construction Loans
      Approximately 10% to 70% of our loans may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of June 30, 2005, approximately 3% of our loans were in this category.

Commercial Property Loans
      Approximately 20% to 50% of the loans invested in by us may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to acquire income producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the value of the property and will generally invest in loans for up to 75% of such appraised value of the property. As of June 30, 2005, approximately 35% of our loans were in this category.

Residential Loans
      A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will generally invest in loans for up to 75% of the value of the property. As of June 30, 2005, we did not have any loans in this category.

Bridge Loans
      Up to 15% of our loans may be bridge loans. Such loans provide interim financing, typically with terms of 12 to 24 months to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value of the property. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances, and therefore, may not be an accurate indicator of the fair value of the property. As of June 30, 2005, approximately 15% of our loans were in this category.
      Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. Going forward, we expect to report bridge loans within the commercial category.
Local Agency Bonds
      From time to time, we will evaluate investment opportunities in local agency bonds and other securities secured by real property or interests in real property. During the year ended June 30, 2005, we acquired tax-free income securities with surplus funds available that were issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments are secured by real estate holdings comprised primarily of low-income housing projects. These fixed income securities mature beginning in 2010 through 2034. As of June 30, 2005, we had $15.7 million of local agency bonds in our portfolio. We may in the future continue to invest in one or more of these instruments.
Collateral
      The types of collateral that will secure the loans include first deeds of trust, second deeds of trust or a leasehold interest.

First Deed of Trust
      Most of our loans are secured by first deeds of trust. Thus as a lender, we will have rights as a first priority lender of the collateralized property. As of June 30, 2005, approximately 97% of our loans were secured by first deeds of trust.

Second Deed of Trust
      Up to 10% of our loans may be secured by second deeds of trust. In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of June 30, 2005, approximately 3% of our loans were secured by a second deed of trust.

Leasehold Interest
      Up to 20% of the loans invested in by us may be in loans where the collateral is an interest in a lease. As of June 30, 2005, we did not have any loans secured by a leasehold interest.
Prepayment Penalties and Exit Fees
      Generally, the loans we invest in will not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields. As of June 30, 2005, one of our loans had a prepayment penalty or exit fee.
Extensions to Term of Loan
      Our original loan agreements permit extension to the term of the loan by mutual consent. Such extension are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. As of June 30, 2005, approximately 25% of our loans received an extension to terms of the loan.
Interest Reserves
      We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing. The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances. As of June 30, 2005, interest reserves had been established on approximately $48.0 million of our outstanding loans.
Balloon Payment
      Currently, all but two of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. Two of our loans are amortizing loans with a principal balance of approximately $20,115,000 as of June 30, 2005 and have terms ranging from twelve to sixty-eight months. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.
Repayment of Loans on Sale of Properties
      We may require a borrower to repay a real estate loan upon the sale of the property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will invest our net proceeds from any capital transaction in new real estate loans, hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our operating agreement provides that whether we choose to distribute the proceeds or reinvest them, our members will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of loans to the extent classified as a return of capital under the Internal Revenue Code and any other disposition of a loan or property.
Variable Rate Loans
      Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made. As of June 30, 2005, we did not hold any variable rate loans, and all of the loans in the real estate loans portfolio were fixed rate loans.
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
      Variable rate loans of five to ten year maturities are not assumable without the prior consent of Vestin Mortgage. We do not expect to invest in or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing real estate loan will be subject to the same underwriting criteria as the original borrower.
Borrowing
      We may incur indebtedness to:

•	finance our investments in real estate loans,

•	prevent a default under real estate loans that are senior to our real estate loans,

•	discharge senior real estate loans if this becomes necessary to protect our investment in real estate loans, or

•	operate or develop a property that we acquired under a defaulted loan.
      Our indebtedness will not exceed 70% of the fair market value of our real estate loans. This indebtedness may be with recourse to our assets.
      In addition, we may enter into structured arrangements with other lenders in order to provide them with a senior position in real estate loans which we might jointly fund. For example, we might establish a wholly-owned special purpose corporation which would borrow funds from an institutional lender under an arrangement where the resulting real estate loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded real estate loans.
Competition
      Generally, real estate developers depend upon the timely completion of a project to obtain a competitive advantage when selling their properties. We have sought to attract real estate developers by offering expedited loan processing, which generally provides quick loan approval and funding of a loan. As a result, we have established a market niche as a non-conventional real estate lender.
      We consider our direct competitors to be the providers of non-conventional real estate loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. In addition, there has been an increase in competition from more with conventional real estate lenders and real estate loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional real estate loans. No particular competitor dominates the market. Many of the companies against which we compete have substantially greater financial, technical and other resources than us. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.
Regulation
      Our operations are conducted by Vestin Mortgage pursuant to the terms and conditions of our Operating Agreement. Vestin Mortgage’s operations as a real estate company are subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate loan business under a license issued by the State of Nevada Mortgage Lending Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.
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
      Investment capital raised by us is subject to the NASAA Guidelines. These guidelines are adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to Vestin Mortgage and its affiliates are generally limited by the NASAA Guidelines.

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
Employees
      We do not have any employees. Our Manager, Vestin Mortgage, and its parent company, Vestin Group, provide all of the employees necessary for our operations. As of June 30, 2005, those entities had a total of 29 full-time and no part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.
Available Information
      Our Internet website address is www.vestinfunds.com. We make available free of charge through http://www.vestinfunds.com/ our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information contained on our website does not constitute a part of this Report on Form 10-K.

ITEM 2.	PROPERTIES
      Our Manager, Vestin Mortgage, operates from its executive offices at 8379 West Sunset Road, Las Vegas, Nevada 89113. We do not have any separate offices.
      Our Manager shares office facilities of approximately 42,000 square feet with its parent corporation, Vestin Group, which in turn leases its principal executive offices from Vestin Fund III, LLC (“Vestin Fund III”). The lease agreement governing this property expires in March 2014 and the base rent is approximately $71,645 per month.

ITEM 3.	LEGAL PROCEEDINGS
Legal Matters Involving Our Manager
      Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
      The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals, which is scheduled to hear the case on October 18, 2005. We are not a party to the Action.
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
Legal Matters involving the Company
      The staff of the Pacific Regional Office of the SEC has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund III. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The order of investigation indicates that the SEC staff is seeking to determine if the subjects of the investigation violated the federal securities law by, among other things, filing false or misleading periodic reports and failing to implement adequate internal controls. No allegations of wrongdoing have been filed. We intend to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.
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
Holders
      As of June 30, 2005, 5,078 Unit holders held 32,810,551 Units of interest in the Company.
Dividend Policy
      We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $20,113,000 (prior to reinvested distributions) during the year ended June 30, 2005, of which $518,000 represented a return of capital. It is our intention to continue to distribute most of our Net Income Available for Distribution to our Unit holders.
Recent Sales of Unregistered Securities
      None.
Equity Compensation Plan Information
      None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Units Purchased as	Units that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Units Purchased	Paid per Unit	or Programs	Programs

April 2005	29,520	$10.00	None	None
May 2005	27,365	$10.00	None	None
June 2005	25,798	$10.00	None	None

(1)	Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. Balances in Members’ capital accounts as of January 1, 2005 was approximately $357 million, which limited redemptions to approximately $35.7 million for calendar 2005. As of June 30, 2005, we had approximately $0.1 million in redemptions that remain to be fulfilled in 2005.

ITEM 6.	SELECTED FINANCIAL DATA
Vestin Fund II, LLC

	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002

Balance Sheet Data:
Investments in real estate loans (net of allowance)	$218,643,000	$303,853,000	$338,681,000	$222,058,000
Cash, cash equivalents, certificates of deposits and short-term investments	$11,566,000	$14,362,000	$16,816,000	$8,624,000
Interest and other receivables	$3,234,000	$4,224,000	$3,898,000	$2,190,000
Investment in Local Agency Bonds	$15,701,000	$—	$—	$—
Due from Vestin Fund I	$1,560,000	$2,987,000	$216,000	$—
Real estate held for sale	$51,215,000	$28,264,000	$13,696,000	$—
Real estate held for sale-seller financed	$12,631,000	$5,708,000	$2,137,000	$—
Note receivable	$328,000	$—	$—	$—
Note receivable Vestin Fund I	$—	$4,278,000	$4,599,000	$—
Assets under secured borrowing	$25,655,000	$61,924,000	$26,730,000	$—
Other assets	$27,000	$—	$—	$255,000
Total assets	$340,560,000	$425,600,000	$406,773,000	$233,127,000
Liabilities	$28,390,000	$64,531,000	$31,583,000	$651,000
Members’ equity	$312,170,000	$361,069,000	$375,190,000	$232,476,000
Total liabilities and Members’ equity	$340,560,000	$425,600,000	$406,773,000	$233,127,000

	12 Months Ended	12 Months Ended	12 Months Ended	12 Months Ended
	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002

				(Unaudited)
Income Statement Data:
Revenues	$28,717,000	$43,469,000	$40,313,000	$15,290,000
Expenses	$18,739,000	$11,738,000	$16,541,000	$868,000
Net income	$9,978,000	$31,731,000	$23,772,000	$14,422,000
Net income allocated to Members	$9,978,000	$31,731,000	$23,772,000	$14,422,000
Net income allocated to Members per weighted average membership units	$0.29	$0.86	$0.76	$1.19
Cash distributions	$20,113,000	$29,097,000	$34,688,000	$15,740,000
Cash distributions per weighted average membership units	$$0.58	$$0.79	$$1.10	$$1.30
Weighted average membership units	34,769,757	36,714,812	31,430,793	12,114,955
      The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      We commenced the offering of our Units in June 2001. Our offering terminated June 12, 2004. Our financial results reflect the amount of capital we had available for investment in real estate loans. Our past performance may not be indicative of future results. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-K.
RESULTS OF OPERATIONS
OVERVIEW
      Our primary business objective is to generate monthly income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans which are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.
      Our operating results are affected primarily by: (i) the amount of capital we have to invest in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses which we may experience. Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under — “Capital and Liquidity.”
      Our operating results during the past several years have been adversely affected by the fact that interest rates were at a 40-year low. The low interest rates diminish the interest rates we can charge on our loans. The weighted average interest rate on our loans at June 30, 2005 was 9.95% as compared to 10.9% at June 30, 2004. Our operating results have been adversely affected by the increase in our non-performing assets. Non-performing assets totaled approximately $87.2 million or 26% of our total assets as of June 30, 2005 as compared to $74.0 million or 17% of our assets as of June 30, 2004. At June 30, 2005, non-performing assets consist of approximately $51.2 million of real estate held for sale not sold through seller financing and approximately $36 million of non- performing loans. Additionally, our results of operations have been adversely affected by allowances for non-performing loans. As of June 30, 2005, we have provided a general allowance for loan losses of approximately $2.4 million and a specific allowance of approximately $2.3 million on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. See “Rightstar Loan Allowance.” The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of June 30, 2005 was 18 months, compared to 15 months at June 30, 2004. Our annualized rate of return to members for the fiscal year June 30, 2005 was 2.9%, compared to 8.6% for the year ended June 30, 2004. However, the 8.6% rate of return to members in the prior year was affected by revenues from a finder’s fee of approximately $2.3 million associated with the sale of real estate. We do not expect to receive this type of revenue on a consistent basis. If we had not received the $2.3 million in revenue, our rate of return paid to members for the fiscal year ended June 30, 2004 would have approximated 8.0%. Our revenues also have been impacted by lower interest rates and member redemptions which leave us with less capital to invest.
      Adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of June 30, 2005, was 66% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.
      Recently, we have experienced an increased demand for loans. We cannot be certain whether this increased demand will continue or represent an ongoing trend. Any increase in lending activity could have an impact on our operating results.
      Historically, our Manager has focused its operations in Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of June 30, 2005, 19% of the principal amount of our loans were secured by real estate in Nevada, while 36%, 9%, 16%, 8%, 1% and 11% were secured by real estate in California, Texas, Arizona, New York, Oklahoma and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.

Fiscal Year Ended June 30, 2005 Compared To June 30, 2004

	For the Year	For the Year
	Ended	Ended
	June 30, 2005	June 30, 2004

Total revenues	$28,717,000	$43,469,000
Total expenses	18,739,000	11,738,000

Net income	$9,978,000	$31,731,000

Net income allocated to members per weighted average membership units	$9,978,000	$31,731,000

Annualized rate of return to members(a)	2.9%	8.6%

Weighted average membership units	34,769,757	36,714,812

Cash distributions	$20,113,000	$29,097,000

Cash distributions per weighted average membership unit	$0.58	$0.79

(a)	The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of June 30, 2005 and 2004 divided by ten (the $10 cost per unit).

      Total Revenues. For the fiscal year ended June 30, 2005, total revenues were approximately $28.7 million compared to $43.5 million for the fiscal year ended June 30, 2004, a decrease of $14.8 million or 34%. The decline in revenue was primarily due to the following:

•	A decrease in interest income of approximately $13.5 million related to a decrease in investments in real estate loans and secured borrowings of approximately $82.2 million and $36.3 million, respectively, as of June 30, 2005. The decrease is primarily related to non-performing assets and member redemptions for the year ended June 30, 2005. In addition, the average interest rate on our loans as of June 30, 2005 was 9.95%, compared to 10.9% at June 30, 2004. While there has been some movement in the economy towards higher interest rates, it is not clear if or when any such rate increases will impact our business.

•	Recognition of $2.3 million in revenue related to a finder’s fee on the sale of real estate in the City of Mesquite, Nevada. Our Company and Fund I were presented with an opportunity to purchase the property but were prohibited by their respective operating agreements from purchasing the property. Instead, Vestin Mortgage facilitated the purchase and subsequent sale of the property. The subsequent sale of the property was made possible due to buyer financing provided by our company and Fund I. Vestin Mortgage directed that the buyer (an unaffiliated third party) pay a finder’s fee in the form of a promissory note to our company for $2.3 million and a $4.7 million promissory note to Fund I to reflect the fact that the transaction was made possible by financing provided by our company and Fund I. The total $7.0 million finder’s fee was allocated to our company and Fund I based on the same ratio of the financing that each provided in the transactions. We received a promissory note in lieu of cash from an unaffiliated party in connection with the sale. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005. We were using the cost recovery method of accounting for the transaction. Accordingly, we did not recognize any income on the $2.3 million note until the principal balance of both notes was paid in full. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off which occurred in the first calendar quarter of 2004. In February 2004, both notes were paid off and the Company recorded the $2.3 million as revenue related to the sale of real estate related to the original note and $0.3 million in interest income related to interest payments received prior to loan payoff.
      Non-performing assets include loans in non-accrual status totaling $36.0 million as of June 30, 2005 compared to $46.0 million as of June 30, 2004 and real estate held for sale totaling $51.2 million as of June 30, 2005 compared to $28.3 million as of June 30, 2004. As of June 30, 2005 and 2004, we also had $12.6 million and $5.7 million, respectively, of seller financed real estate held for sale. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale. The increase in non-performing assets may reflect the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures, as well as the effects of a weakening economy. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying real estate loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with its objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.
      As of June 30, 2005, our Manager had granted extensions on 9 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due to us from borrowers whose loans had been extended as of June 30, 2005 was approximately $76.0 million. At June 30, 2005, an extended loan of approximately $1.5 million was a non-performing loan. Our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

      Total Expenses. For the year ended June 30, 2005, total expenses were $18.7 million compared to $11.7 million for the year ended June 30, 2004, an increase of $7.0 million or 60%. The increase is primarily related to the following:

•	We wrote down the carrying value of a 126 unit assisted living facility located in Phoenix, Arizona by $5,852,000 during the year ended June 30, 2005.

•	We wrote down the carrying value of the 166 residential lots located in Henderson, Nevada by $179,000 during the year ended June 30, 2005.

•	We wrote down the carrying value of two real estate parcels located in Austin and Cedar Park, Texas by $1,050,000 during the year ended June 30, 2005.

•	We wrote down the carrying value of the 74 unit (90 bed) assisted living facility located in San Bernardino, California by $282,000 during the year ended June 30, 2005.

•	We have commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. Upon completion of a valuation analysis it was deemed necessary to provide a valuation allowance of approximately $2,275,000 during the quarter ended June 30, 2005. See “Rightstar Loan Allowance.”

•	We sold a 126 unit hotel in Mesquite, Nevada and sustained a loss of approximately $829,000 during the year ended June 30, 2005.

•	For the year ended June 30, 2005 and 2004, we recognized expenses related to the maintenance of real estate held for sale of $2,784,000 and $1,559,000, respectively, which was an increase of approximately $1,225,000. The increase in these expenses is related to the increase in real estate held for sale at June 30, 2005 of approximately $51,215,000 compared to $28,264,000 at June 30, 2004, an increase of approximately $22,951,000.

•	The increase in expenses was partially offset by a decrease in interest expense of approximately $2,155,000 due to a decrease in the amount of secured borrowings as of June 30, 2005 and 2004 of $25,655,000 and $61,924,000, respectively, a decrease of approximately $36,269,000.
      Net Income. Overall, net income for the year ended June 30, 2005 was approximately $10.0 million compared to $31.7 million for the same period in 2004, a decrease of $21.7 million or 68%.
      Annualized Rate of Return to Members. For the year ended June 30, 2005, the annualized rate of return to members was 2.9% compared to 8.6% for fiscal 2004.
      Distributions to Members. The following is a schedule of distributions paid from Net Income Available for Distribution as defined in our Operating Agreement and a return of capital for the year ended June 30, 2005 and 2004. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

	For Year	For Year
	Ended	Ended
	June 30, 2005	June 30, 2004

Distributions of Net Income Available for Distribution	$19,698,000	$29,097,000
Distributions representing return of capital	415,000	—

Total Distributions	$20,113,000	$29,097,000

      Stated Unit Value Adjustment. Following a periodic review by our Manager as required pursuant to the Operating Agreement, as a result of write downs on the carrying value of real estate held for sale, effective April 1, 2005 we adjusted the stated unit value of each unit to $9.60 to reflect the estimated net unit value of each unit at that date. The periodic review of the estimated net unit value includes and analysis of unrealized gains that our Manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP. Our Manager is pursuing remedies it deems appropriate for collection of loan losses, including litigation to enforce guarantees of the borrowers. We cannot predict the eventual outcome of any remedies chosen.
      Redemptions. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2005, the total of redemptions made from inception was $98.8 million. Balances in Members’ capital accounts as of January 1, 2005 was $357 million, which limited redemptions to $35.7 million for calendar 2005. As of June 30, 2005, remaining requests to redeem are approximately $0.1 million in 2005, $32.5 million in 2006, $29.3 million in 2007, $26.3 million in 2008, $23.7 million in 2009, $21.3 million in 2010, $19.2 million in 2011, $17.3 million in 2012, $15.6 million in 2013, $14.0 million in 2014, $12.6 million in 2015, and $6.1 million in 2016 had been logged, without taking into account unit valuation adjustments
      Our Manager is currently evaluating a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, declaration of effectiveness by the SEC of a proxy and registration statement approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. The initial draft of the Form S-4 registration statement for Vestin Realty Trust II, Inc. was filed on May 20, 2005 with the Securities Exchange Commission.

Fiscal Year Ended June 30, 2004 Compared To June 30, 2003

	For the Year	For the Year
	Ended	Ended
	June 30, 2004	June 30, 2003

Total revenues	$43,469,000	$40,313,000
Total expenses	11,738,000	16,541,000

Net income	$31,731,000	$23,772,000

Net income allocated to members per weighted average membership units	$31,731,000	$23,772,000

Annualized rate of return to members(a)	8.6%	7.6%

Weighted average membership units	36,714,812	31,430,793

Cash distributions	$29,097,000	$34,688,196

Cash distributions per weighted average membership unit	$0.79	$1.10

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of June 30, 2004 and 2003 divided by ten (the $10 cost per unit).
      Total Revenues. For the fiscal year ended June 30, 2004, total revenues were approximately $43.5 million compared to $40.3 million for the fiscal year ended June 30, 2003, an increase of $3.2 million or 8%. Growth in revenue was primarily due to the following:

•	Recognition of $2.3 million in revenue related to a finder’s fee on the sale of real estate in the City of Mesquite, Nevada. Our Company and Fund I were presented with an opportunity to purchase the property but were prohibited by their respective operating agreements from purchasing the property. Instead, Vestin Mortgage facilitated the purchase and subsequent sale of the property. The subsequent sale of the property was made possible due to buyer financing provided by our company and Fund I. Vestin Mortgage directed that the buyer (an unaffiliated third party) pay a finder’s fee in the form of a promissory note to our company for $2.3 million and a $4.7 million promissory note to Fund I to reflect the fact that the transaction was made possible by financing provided by our company and Fund I. We received a promissory note in lieu of cash from an unaffiliated party in connection with the sale. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005. We were using the cost recovery method of accounting for the transaction. Accordingly, the Company did not recognize any income on the $2.3 million note until the principal balance of both notes was paid in full. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off which occurred in the first calendar quarter of 2004. In February 2004, both notes were paid off and the

Company recorded the $2.3 million as revenue related to the sale of real estate related to the original note and $0.3 million in interest income related to interest payments received prior to loan payoff.

•	An increase in interest income related to secured borrowings of approximately $1.5 million.

      These additions to revenue were partially offset by the declining amount of investments in real estate loans from approximately $347.9 million as of June 30, 2003 to approximately $319.1 million at June 30, 2004, a decrease of approximately $28.8 million or 8%. The decrease is primarily related to member redemptions for the year ended June 30, 2004. In addition, the average interest rate on our loans as of June 30, 2004 was 10.9%, compared to 12.5% at June 30, 2003. While there has some movement in the economy towards higher interest rates, it is not clear if or when any such rate increases will impact our business.
      The overall decline in interest rates over the past several years may have diminished the interest rates we can charge in our loans. The weighted average interest rate on our loans at June 30, 2004 was 10.9%, as compared to 12.5% at June 30, 2003. In addition, there has been an increase in competition from more conventional real estate lenders and real estate loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the overall decline in interest rates. It is not clear yet if and when the recent, modest increases in federal funds rates will enable us to charge higher interest rates on our future loans.
      Non-performing assets include loans in non-accrual status totaling $46.0 million as of June 30, 2004 compared to $34.9 million as of June 30, 2003 and real estate held for sale totaling $34.0 million as of June 30, 2004 compared to $15.8 million as of June 30, 2003. The increase in non-performing assets may reflect the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures, as well as the effects of a weakening economy. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying real estate loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with its objective of avoiding a loss of principal on its loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.
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

      Distributions to Members. The following is a schedule of distributions paid from Net Income Available for Distribution as defined in our Operating Agreement and a return of capital for the year ended June 30, 2004 and 2003. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

	For Year	For Year
	Ended	Ended
	June 30, 2004	June 30, 2003

Distributions of Net Income Available for Distribution	$29,097,000	$23,771,000
Distributions representing return of capital	—	10,917,000

Total Distributions	$29,097,000	$34,688,000

      Redemptions. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2004, redemptions made since inception totaled $64.4 million. Balances in members’ capital accounts for as of January 1, 2004 was $394.0 million, which would limit redemptions to $39.4 million for calendar 2004. As of June 30, 2004, we had paid approximately $30.3 million in redemptions in 2004, and had $9.1 million in redemptions that remain to be fulfilled in 2004. As of June 30, 2004, requests to redeem approximately $35.5 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $29.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, and $18.8 million in 2011 had been logged, without taking into account unit valuation adjustments.

Investments in Real estate loans Secured by Real Estate Portfolio
      We have six real estate loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.
      Investments in real estate loans as of June 30, 2005 are as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	4	$57,313,000	8.69%	24.20%	67.58%
Bridge(3)	7	34,859,000	9.81%	14.72%	57.02%
Commercial	14	83,352,000	9.53%	35.19%	73.16%
Construction	4	7,547,000	10.31%	3.19%	68.81%
Land	7	53,776,000	12.00%	22.70%	59.66%

	36	$236,847,000	9.95%	100.00%	66.23%

      Investments in real estate loans as of June 30, 2004 are as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	9	$70,320,000	9.48%	22.04%	64.22%
Bridge(3)	17	52,363,000	10.11%	16.41%	48.03%
Commercial	14	77,210,000	12.07%	24.20%	65.95%
Construction	7	58,606,000	11.95%	18.37%	62.49%
Land	8	60,562,000	9.95%	18.98%	57.31%

	55	$319,061,000	10.90%	100.00%	60.55%

(1)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	June 30, 2005	June 30, 2004
	Balance	Balance

Balance per Loan Portfolio	$236,847,000	$319,061,000
Less:
Present value discount on loan restructuring	(839,000)	—
Seller financed loans included in real estate held for sale	(12,631,000)	(5,708,000)
Allowance for loan losses	(4,734,000)	(9,500,000)

Balance per Balance Sheet	$218,643,000	$303,853,000

(2)	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower, and also may precede the placement of the loan with us. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(3)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. Going forward, we expect to report bridge loans within the commercial category.
      The following is a schedule of priority of real estate loans as of June 30, 2005 and 2004:

	June 30, 2005	Portfolio	June 30, 2004	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage

First trust deeds	$230,097,000	97.15%	$311,178,000	97.53%
Second trust deeds**	6,750,000	2.85%	7,883,000	2.47%

	$236,847,000	100.00%	$319,061,000	100.00%

*	Please see footnote (1) above.

**	Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.
      The following is a schedule of maturities of investments in real estate loans as of June 30, 2005:

2005	$118,525,000
2006	93,588,000
2007	24,734,000

$236,847,000

      The following is a schedule by geographic location of investments in real estate loans as of June 30, 2005 and 2004:

	June 30, 2005	Portfolio	June 30, 2004	Portfolio
	Balance*	Percentage	Balance*	Percentage

Arizona	$38,184,000	16.12%	$45,322,000	14.20%
California	84,818,000	35.81%	80,869,000	25.35%
Florida	—	—	656,000	0.21%
Hawaii	25,704,000	10.85%	34,283,000	10.75%
Nevada	45,051,000	19.02%	91,349,000	28.63%
New York	20,000,000	8.44%	19,998,000	6.27%
North Carolina	—	—	1,610,000	0.50%
Oklahoma	2,155,000	0.91%	—	—
Texas	20,935,000	8.85%	44,974,000	14.09%

	$236,847,000	100.00%	$319,061,000	100.00%

*	Please see footnote (1) above.
      At June 30, 2005, five of our loans totaling $36.0 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. The following schedule summarizes the non-performing loans:

	Balance		Number of Months	Percentage of Total
Description of Collateral	June 30, 2005	Maturity Date	Non-Performing	Loan Balance

4 cemeteries and 8 mortuaries in Hawaii	$7,704,000	03/31/2004	15	23%
Racetrack and hotel in Vernon, NY	20,000,000	06/30/2005	11	77%
25 acres tentatively mapped for 104 single family residential lots in Palm Springs, California	1,195,000	01/23/2006	8	92%
4 separate commercial parcels in Rancho Cucamonga, Palm Springs, and Cathedral City, CA	1,558,000	04/16/2005	3	22%
Development of 400 single and multi-family residential lots in Cathedral City, California	5,539,000	04/20/2005	8	85%

	$35,996,000

      Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of June 30, 2005, we have provided a general allowance for loan losses of approximately $2,459,000. Additionally, our Manager recognized a specific reserve for the entire loan balance related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is $2,275,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
      Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our Members.

      The following is a roll-forward of the allowance for loan losses for the year ended June 30, 2005:

	Balance			Balance
Description	July 1, 2004	Provisions	Deductions	June 30, 2005

General Valuation Allowance	$2,500,000	$—	$(41,000)	$2,459,000
Specific allowance(1)	7,000,000	2,275,000	(7,000,000)	2,275,000

Total	$9,500,000	$2,275,000	$(7,041,000)	$4,734,000

(1)	Rightstar Loan Allowance — As of June 30, 2005, we had commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $7,704,000. Of the 4 lenders included in this loan, 1 lender has priority over the remaining 3 lenders in the approximate amount of $14 million pursuant to an inter-creditor agreement. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. Foreclosure proceedings were delayed during the three months ended June 30, 2005 due to issues encountered in obtaining a license to operate the facilities. We cannot estimate when the foreclosure will be completed or when we may obtain title to the underlying properties. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties, we may have to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. During the year ended June 30, 2005, the State of Hawaii notified the lenders of a potential trust fund deficit estimated at $19.5 million and claimed this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. However, we re-evaluated the underlying value of the collateral including this estimated trust fund deficit. Based on this estimate, we calculated our total specific reserve allowance of approximately $2,275,000. During July 2005, we and Fund I acquired the lender’s position which held priority over the remaining 3 lenders by acquiring its balance of the loan for approximately $15.5 million, including accrued interest of approximately $1.5 million, of which our portion is approximately $10.1 million, including accrued interest of approximately $1 million. We acquired this balance to expedite the foreclosure process and remove the lender from its priority position which had the potential to impair the value we may receive at the time the property is sold.
      During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the three months ended September 30, 2004, foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. Our Manager has re-assessed the value of the real estate and has determined no further valuation allowance was deemed necessary on the carrying value of $5,633,048 as of June 30, 2005.
      In addition, our Manager had granted extensions on 9 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of June 30, 2005 was approximately $76.0 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of June 30, 2005.

Asset Quality and Loan Reserves
      Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.
      The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends; and

•	estimated net realizable value of any underlying collateral in relation to the loan amount.
      Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2005, our Manager had provided for $2.4 million as a general allowance for loan losses and an approximately $2.3 million specific allowance for loan losses. At June 30, 2005, five of our loans were non-performing (more than 90 days past due on principal or interest payments) totaling approximately $36.0 million as summarized above. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

Investments in Real Estate Held for Sale
      At June 30, 2005, we held 8 properties with a total carrying value of approximately $51.2 million which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale the year ended June 30, 2005:

						Gain	Write Down
						(Loss) on	on Real
	Date	Percentage of	Balance		Consideration	Sale of	Estate Held	Balance at
Description	Acquired	Ownership	July 1, 2004	Acquisitions	from Sales	Real Estate	for Sale	June 30, 2005

Custom residential property located in Santa Fe, NM(2)	3/4/03	7%	$76,000	$—	$(58,000)	$2,000	$(20,000)	$—
140 Unit/224 bed senior facility in Mesa, AZ(2)	5/26/04	86%	6,034,000	75,000	(6,043,000)	(66,000)	—	—
28 acres of raw land in Mesquite, NV(2)	11/27/02	42%	1,671,000	—	(2,429,000)	758,000	—	—
Hotel/ Casino in Las Vegas, NV(2)	2/2/04	21%	6,190,000	—	(6,153,000)	(37,000)	—	—
40 acres of land containing 354 residential lots in Henderson, NV(2)	2/28/03	34%	3,511,000	—	(775,000)	—	(179,000)	2,557,000
460 acre residential sub- division in Lake Travis, TX(1)	8/3/04	66%	—	3,478,000	—	—	—	3,478,000
Two real estate parcels in Cedar Park and Austin, TX(3)	3/2/04	100%	3,232,000	1,984,000	(3,566,000)	—	(1,050,000)	600,000
Partially completed golf course on 570 acres of land near Austin, TX(1)	8/3/04	100%	—	5,633,000	—	—	—	5,633,000
126 unit, (207 bed) assisted living facility in Phoenix, AZ(1)	9/8/04	90%	—	13,965,000	—	—	(5,852,000)	8,113,000
126 unit Hotel in Mesquite, NV(1)(2)	10/04/04	68%	—	4,588,000	(3,759,000)	(829,000)	—	—
150-unit condominium conversion of “The Club at Stablechase”(1)	6/15/05	100%	—	9,058,000	—	—	—	9,058,000
504 unit apartments in Austin, TX(1)	6/7/05	100%	—	14,426,000	—	—	—	14,426,000
74 unit, (90 bed) assisted living facility in San Bernardino, CA(4)	4/6/04	100%	7,550,000	282,000	(200,000)	—	(282,000)	7,350,000

			$28,264,000	$53,489,000	$(22,983,000)	$(172,000)	$(7,383,000)	$51,215,000

(1) Foreclosures for the year ended June 30, 2005:

As of June 30, 2005, we foreclosed on the collateral securing a local agency bond, consisting of a 504 unit apartment complex located in Austin, Texas, with a cost of approximately $15.4 million, including fees of $947,000. Upon the foreclosure of the property, we received approximately $1.0 million which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a recent appraisal of the 504 unit apartment complex located in Austin, Texas, no valuation allowance was deemed necessary as of June 30, 2005. The value of this investment is no longer treated as a marketable security and has been reclassified as real estate held for sale. The accumulated unrealized loss of $244,000 related to this investment was not realized and the amount of this other comprehensive loss has been reported as a part of the cost of the real estate held for sale.

During the three months ended September 30, 2004, we foreclosed on loan secured by a 460 acre residential sub-division in Lake Travis, Texas. Our Manager has evaluated the carrying value of $3,478,000 and based on its estimated value, no valuation allowance was deemed necessary as of June 30, 2005.

During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the three months ended September 30, 2004, foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. Our Manager has re-assessed the value of the real estate and has determined no further valuation allowance was deemed necessary on the carrying value of $5,633,000 as of June 30, 2005.

During the three months ended September 30, 2004, we foreclosed on a loan secured by a 126 unit assisted living facility in Phoenix, Arizona totaling $13,965,000. We and Fund I wrote down the carrying value of the property in the quarter ended March 31, 2005 by approximately $6.5 million, of which our portion was approximately $5,852,000. During August 2005, we sold the 126 unit, (207 bed) assisted living facility in Phoenix, Arizona through 100% financing of which the terms include: a $10,500,000 loan; interest rate of 7.50% commencing six months following the date of the loan. The borrower agreed to reduce the principal balance of the loan by $2 million within six months following the closing of the loan. Upon loan payoff we will recover a portion of the write down and do not expect to have any further gains or losses on the sale of this property.

During October 2004, we took title to 68% of a 126 unit hotel in Mesquite, Nevada. Vestin Fund I owns the other 32%. In January 2005, we and Fund I entered into an agreement to sell the property for $5.5 million, as noted below in (2). In addition, during June 2005, we entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was approximately $1,350,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors are entitled to a discount of $782,000 from the principal balance in the event the entire balance is paid by December 2006. The first installment was received and recognized as income in July 2005. Our portion was $68,000. Payments will be recognized at revenue when received.

During June 2005, we took title to 133 units of a 150 unit condominium conversion of “The Club at Stablechase” located in Houston, Texas. Our Manager has evaluated the carrying value of $9,058,000 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2005. Additionally, the guarantor entered into an unsecured promissory note totaling $375,000 bearing an annual interest rate of 8.0%, payable in monthly payments of principal of $6,250 plus interest and maturing during June 2010. Due to uncertainty of collectibility, payments will be recognized when received as a decrease to the value of the real estate held for sale.
(2) Sales of real estate held for sale for the year ended June 30, 2005:

During March 2005, the custom residential property located in Santa Fe, New Mexico was sold for $860,000 of which our proceeds were approximately $58,000. During the quarter ended December 31, 2004, we wrote down the carrying value of this property by approximately $20,000 based on our estimate of the net realizable value of the property. Consequently, as a result of completion of the sale we recorded a gain of approximately $2,000.

During March 2005, the 126 unit hotel in Mesquite, Nevada was sold for $5.5 million of which our share of the proceeds was approximately $3.8 million which resulted in a loss upon sale of approximately $829,000.

During September 2004 we entered into an agreement to sell the remaining 28 acres of raw land in Mesquite, Nevada for $6.2 million, of which our portion was approximately $2.4 million. During the prior quarter, $150,000 was released from escrow representing an early release of funds. The transaction was finalized during December 2004 and resulted in a gain of $758,000.

During October 2004, we and Fund I sold the Castaways Hotel/ Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,000. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000 which is based on a discount rate of 8%. The transaction resulted in a loss of $37,000 which was recognized during the prior quarter as a write down on real estate held for sale.

During November 2004, we and Fund I sold the 140 Unit/224 bed senior facility in Mesa, Arizona of which our consideration received totaled $6,043,000. We received cash of $948,000 and held back a promissory note and first deed of trust totaling $5,095,000. This transaction resulted in a loss of $66,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Payments will be recognized when received as a decrease to the value of the real estate held for sale.

During July 2003, we and Fund I entered into an agreement for the sale of a portion of our interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement requires the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. Through June 30, 2005, the buyer has purchased 188 lots of the 354 lots. We and Fund I recorded a valuation adjustment for the year ended June 30, 2005 of $179,000 and $354,000, respectively, to write down the carrying value of the Company’s interest in the parcel to the amount corresponding to the negotiated sale and option price. During July 2005, the buyer exercised their option to purchase an additional 84 lots for approximately $3.85 million of which we received approximately $1.25 million, resulting in no further gain or loss.

(3)	During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas totaling $5,216,000. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,566,000 which is the estimated deficiency on the value of the properties. We received $2,566,000 in cash and a note receivable from Vestin Mortgage of $1,000,000. This transaction results in recovery net of legal and collection costs of the $1,984,000 which is shown as a capital contribution from our Manager. During the year ended June 30, 2005, our Manager estimated the combined current value on the two properties to be $600,000, resulting in a write down of approximately $1.0 million.

(4)	During April 2004, we foreclosed on a loan secured by a 74 Unit/90 bed assisted living facility in San Bernardino, California. The business has continued operations. The property was listed for sale. During the year ended June 30, 2005, we wrote down the carrying value of the facility located in San Bernardino, California by $282,000. During April 2005, we entered into a purchase and sale agreement for the sale of the facility through 97% financing of which the terms include: a payment of $200,000; a $7,150,000 loan; a scheduled closing date during October 2005; bearing an interest rate of 8.5%; quarterly payments of interest of approximately $152,000; maturing during November 2006. Upon the closing of the transaction, the balance will be accounted for as an investment in real estate held for sale — seller financed.

Investments in real estate held for sale — seller financed
      At June 30, 2005, we held 5 properties with a total carrying value of $12,631,000 which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the year ended June 30, 2005:

					Principal
					Payments	Valuation/
	Date	Percentage of	Balance at		Received from	Other	Balance at
Description	Acquired	Ownership	July 1, 2004	Acquisitions	Borrower	Adjustments	June 30, 2005

An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	95%	$3,214,000	$—	$—	$—	$3,214,000
A completed golf course and raw land in Mesquite, Nevada	11/6/2002	45%	1,209,000	—	—	—	1,209,000
36 acres of raw land in Mesquite, Nevada	11/27/2002	52%	357,000	—	—	—	357,000
Assisted living facility in Las Vegas, Nevada	9/23/2004	48%	—	7,424,000	(115,000)	—	7,309,000
Raw land in Mesquite, Nevada	11/27/2002	47%	928,000	—	(386,000)	—	542,000

			$5,708,000	$7,424,000	$(501,000)	$—	$12,631,000

      As of June 30, 2005, we received $1,374,000 in interest payments from borrowers on the loans associated with the sale of the above properties. Until the borrowers have met the minimum equity ownership requirement to allow us to record the sale, all interest payments received are recorded as deferred income. Once the equity requirement has been met, we will record these amounts as interest income from investments in real estate loans. Due to the short term maturity of the financing we provide to these borrowers, we generally expect the necessary ownership requirements to be met upon payoff. At that time, we recognize income on interest payments received unless the borrower has met the minimum equity requirements sooner.
OFF-BALANCE SHEET ARRANGEMENTS
      We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.
CONTRACTUAL OBLIGATIONS
      The following summarizes our contractual obligations at June 30, 2005:

	Payment Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Secured borrowings	$25,655,000	$25,655,000	$—	$—	$—
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

      The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2005 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Increase (Decrease)
Changed Assumption	in Interest Income

Weighted average interest rate assumption increased by 1% or 100 basis points	$2,420,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$12,102,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(2,420,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(12,102,000)
      The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Investments in Real estate loans
      The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company’s Operating Agreement provided the price does not exceed the original cost. The purpose primarily is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company’s capital. For example, the Company’s operating agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore no gain or loss in recorded on these transactions, regardless or whether to a related or unrelated party.
      Investments in real estate loans are secured by trust deeds. Generally, all of our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses
      We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-

off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.
      The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2005 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Increase (Decrease) in
Changed Assumption	Allowance for Loan Losses

Allowance for loan losses assumption increased by 1% of loan portfolio	$2,368,000
Allowance for loan losses assumption increased by 5% of loan portfolio	$11,842,000
Allowance for loan losses assumption decreased by 1% of loan portfolio	$(2,368,000)
Allowance for loan losses assumption decreased by 5% of loan portfolio	$(11,842,000)
      Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.
      Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include:

•	Declines in real estate market conditions which can cause a decrease in expected market value.

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

•	Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

•	Appraisals which are only opinions of value at the time of the appraisal may not accurately reflect the value of the property.

Real Estate Held For Sale
      Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company’s intent to invest in or own real estate as a long-term investment. In accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long Lived Assets, the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers. Depreciation, when applicable, is generally recorded within the operations of operating entities held for sale.

      Management classifies real estate held for sale when the following criteria are met:

•	Management commits to a plan to sell the properties;

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary;

•	An active program to locate a buyer and other actions required to complete a sale have been initiated;

•	The sale of the property is probable;

•	The property is being actively marketed for sale at a reasonable price; and

•	Withdrawal or significant modification of the sale is not likely.

Real Estate Held For Sale — Seller Financed
      The Company occasionally finances sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, Statement of Financial Accounting Standards No. 66 (“FAS 66”) requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.
      Because the Company occasionally forecloses on loans with raw land or developments in progress, available financing for such properties is often limited and the Company frequently provides financing up to 100% of the selling price on these properties. In addition, the Company may make additional loans to the buyer to continue development of a property. Although sale agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66. These sale agreements are not recorded as a sale until the requirements of FAS 66 are met.
      These sale agreements are recorded under the cost recovery method as defined in FAS 66. Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold. In addition, the carrying value of these properties is included in real estate held for sale on the accompanying balance sheet.

Classification of Operating Results from Real Estate Held for Sale
      Statement of Financial Accounting Standards No. 144 (“FAS 144”) generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company’s operations involve foreclosing on real estate when necessary and the Company considers these operating results to be part of the Company’s continuing operations. Accordingly, expenses related to real estate held for sale have been included on the accompanying statements of income, net of related rental income when applicable.

Secured Borrowings
      Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that it might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain mortgage loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
      Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140. The Company does not receive any revenues for entering into secured borrowings arrangements.
FACTORS AFFECTING OUR OPERATING RESULTS
      Our business is subject to numerous factors affecting our operating results. In addition to the factors discussed above, our operating results may be affected by:

Risks of Investing in Real estate loans

•	Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional real estate lenders.

•	We approve real estate loans more quickly than other real estate lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will borrow money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing the revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in real estate loans.

Risk of Defaults
      Our performance will be directly impacted by any defaults on the loans in our portfolio. As noted above, we may experience a higher rate of defaults than conventional real estate lenders. We seek to mitigate the risk by estimating the rate of the underlying collateral and insisting on low loan to value ratios. However, we cannot assure you that these efforts will fully protect us against losses on defaulted loans.
      Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. In addition, appraisals are only opinions of the appraisers of property values at the time of appraisals. If real estate values subsequently decline and/or if the appraisers overestimate the property value, we could have less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.
      In addition, foreclosures on defaulted loans create additional risks that may adversely affect our operating results. These risks include:

•	We may incur substantial legal fees and court costs in acquiring a mortgaged property through a foreclosure sale and/or bankruptcy proceedings.

•	During the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less, if any, income from such loans, thereby reducing our earnings.

•	Properties foreclosed upon may not generate sufficient income from operations to meet expenses, such as property taxes, maintenance costs, mortgage payments, insurance cost and related charges.

•	Operation of foreclosed properties my require us to spend substantial funds for an extended period until we are able to find a suitable buyer.

•	We incur liability risks in owning and operating real property such as possible liability for injury to persons and property or for the cost involved in cleaning up any contamination by materials hazardous to the environment.

•	Proceeds from the sale of foreclosed property may not generate full repayment of our loans and, in connection with such sale, we may be required to provide seller financing and incur the risk that the buyer may default on such financing.

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
      One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate real estate loans after market interest rates have increased. This creates three risks for us:

(i) There can be no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by our loan documents.

(ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on real estate loans we place may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

(iii) If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm our business reputation.

Competition for Borrowers
      We consider our competitors for borrowers to be the providers of non-conventional real estate loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and real estate loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional real estate loans. In addition, there has been an increase in competition from more conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

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
CAPITAL AND LIQUIDITY
      Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operating purposes. Subject to a 3% reserve, we use all of our available funds to invest in real estate loans. Income generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital contributions.
      During the year ended June 30, 2005, cash flows provided by our operating activities approximated $27.2 million. Our investing activities for the year ended June 30, 2005 consisted of cash outlays from new investments in real estate loans totaling $117.6 million, sales of real estate held for sale of $16.4 million, purchase of local agency bonds of $31.9 million, proceeds from loan payoff or sale of real estate loans of $162.8 million, and net proceeds from investment in certificates of deposits, net of new investments, of $1.4 million. Our financing activities primarily consisted of members’ redemptions of $43.9 million and members’ distributions, net of reinvestments, of $16.1 million.
      At June 30, 2005, we had $10.6 million in cash, $1.0 million in certificates of deposit, and $340.6 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We are not obligated to satisfy redemption requests unless we have cash available to satisfy such requests nor are we obligated to liquidate assets to satisfy such requests. We believe we have sufficient working capital to meet our operating needs in the near term.
      Effective June 2004, we discontinued the offering of our Units.
      Since we distribute most or all of our operating income, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans.
      Following a periodic review by our Manager as required pursuant to the Operating Agreement, as a result of write downs on the carrying value of real estate held for sale, effective April 1, 2005 we adjusted the stated unit value of each unit to $9.60 to reflect the estimated net unit value of each unit at that date. The periodic review of the estimated net unit value includes and analysis of unrealized gains that our Manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP. Our Manager is pursuing remedies it deems appropriate for collection of loan losses, including litigation to enforce guarantees of the borrowers. We cannot predict the eventual outcome of any remedies chosen.
      As of June 30, 2005, members holding approximately 17% of our outstanding units have elected to reinvest their distributions. We no longer accept new members. The level of distribution reinvestment will depend upon our performance, as well as, the number of our members who prefer to reinvest rather than receive current distributions of their income.
      We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $36.0 million as of June 30, 2005 compared to $46.0 million as of June 30, 2004 and real estate held for sale totaling $51.2 million as of June 30, 2005 compared to $28.3 million as of June 30, 2004. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that total non-performing assets at June 30, 2005 have increased primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition. See the discussion under “Asset Quality and Loan Reserves.”. In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2005, the total of redemptions made from inception was $98.8 million. Balances in Members’ capital accounts as of January 1, 2005 was $357 million, which limited redemptions to $35.7 million for calendar 2005. As of June 30, 2005, remaining requests to redeem are approximately $0.1 million in 2005, $32.5 million in 2006, $29.3 million in 2007, $26.3 million in 2008, $23.7 million in 2009, $21.3 million in 2010, $19.2 million in 2011, $17.3 million in 2012, $15.6 million in 2013, $14.0 million in 2014, $12.6 million in 2015, and $6.1 million in 2016 had been logged, subject to unit valuation adjustments.
      In order to satisfy these redemption requests, in the past, we have accumulated by the end of a calendar year a cash reserve equal to approximately 10% of our total capital. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of a loan and not reinvesting them in new loans. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members. At June 30, 2005, we had not reserved any cash to satisfy redemption requests.
      Our Manager is currently evaluating a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing declaration of effectiveness by the SEC of a registration statement, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. The initial draft of the Form S-4 registration statement for Vestin Realty Trust II was filed on May 20, 2005 with the Securities Exchange Commission.
      Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
      Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.
      As of June 30, 2005, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above, totaled $25,655,000 compared to $61,924,000 at June 30, 2004.
      We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.
      Most of our assets consist of investments in real estate loans, including those that are financed under intercreditor agreements. At June 30, 2005, our aggregate investment in real estate loans was approximately $218,643,000 with a weighted average effective interest rate of 9.95%. Loans financed under inter-creditor agreements totaled $25,655,000 at June 30, 2005 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 11.15%. These real estate loans mature within the next 12 months. Most of the real estate loans have a term of 12 months; the weighted average term of outstanding loans at June 30, 2005 was 18 months. All of the outstanding real estate loans at June 30, 2005 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.
      Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial real estate loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.
      The following table contains information about the investment in mortgage loans held in our portfolio as of June 30, 2005. The presentation aggregates the investment in mortgage loans by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of June 30, 2005.
Interest Earning Assets
Aggregated by Maturity
Twelve Months Ended June 30, 2005

Interest Earning Assets	2005	2006	2007	2008	2009	Thereafter	Total

Investments in real estate loans	$118,525,000	$93,588,000	$24,734,000	$—	$—	$—	$236,847,000
Weighted average interest rates	10.83%	9.84%	6.21%	—	—	—	9.95%
      At June 30, 2005, we also had approximately $11.6 million invested in cash and cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.
      The following provides information regarding our investments in tax-free income securities as of June 30, 2005:

	Expected Maturity Date

Marketable Securities	2005	2006	2007	2008	2009	Thereafter

Fixed Rate bonds	$—	$—	$—	$—	$—	$23,360,000
Weighted average interest rate	—	—	—	—	—	5.77%
      As of March 31, 2005, we intended to hold these securities as available for sale. Subsequent to that date, we began exploring foreclosure proceedings with the trustee. As of June 7, 2005, we had completed foreclosure proceedings on properties securing certain of the bonds with a cost basis of $8.5 million. We will continue to explore foreclosure proceedings with respect to the properties securing the remaining bonds as well as selling the bonds at approximately book value. We believe the underlying value of the property will exceed our original investments in the bonds if foreclosure proceedings are successful. In the event that we are successful in foreclosing on the properties securing any of the remaining bonds, these investments will be transferred from marketable securities to real estate investments at the lower of cost or net realizable value.
      During August 2005, we foreclosed on a local agency bond with a cost of approximately $8.3 million. Upon the foreclosure of the property, a 278 unit apartment complex located in Fort Worth, Texas, we received approximately $245,000 which was held in a trust account for accrued interest related to the bonds. These proceeds reduced our cost basis of the property. Based on a purchase offer of the 278 unit apartment complex located in Fort Worth, Texas, no valuation allowance was deemed necessary as of June 30, 2005. Following the foreclosure of the property, the value of this investment will no longer be treated as a marketable security and will be reclassified as real estate held for sale. The accumulated unrealized loss of $279,000 related to this investment was not realized and the amount of this other comprehensive loss will be reported as a part of the cost of the real estate held for sale.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROL AND PROCEDURES

Disclosure Controls and Procedures
      Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005.
      Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of June 30, 2005 as discussed below.

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
      As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of June 30, 2005. As a result of the assessment, we identified the following material weaknesses:

•	The first material weakness identified insufficient resources of technical accounting and reporting expertise. This weakness relates to the oversight and review of financial transactions, which affects our ability to prepare and properly review financial statements and accompanying footnote disclosures in accordance with United States generally accepted accounting principles and the rules and regulations of the SEC.

•	As a result of the foregoing material weakness, there has been ineffective oversight of documentation of authorizations to ensure that procedures are properly executed.

      The foregoing material weaknesses resulted in revisions to the draft financial statement disclosures (which are reflected in, and does not affect the financial statement disclosures) as a result of the audit process.
      Our independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP, has issued an attestation report on management’s assessment of our internal controls over financial reporting, which is included herein.

Remediation Plan
      In addition to controls and procedures consistent with prior practices, our Manager is in the process of developing and implementing remediation plans. In order to remediate the aforementioned material weaknesses, our Manager has:

•	Hired a corporate controller with the requisite experience to assist and work directly with our Manager’s Chief Financial Officer;

•	Hired an accounting manager with the requisite experience to assist and work directly with our Manager’s corporate controller;

•	Created an additional position to assist with the financial reporting process and is in the process of identifying an individual for this position;

•	Implemented a mandatory weekly management meeting for all key personnel. This allows for financial reporting personnel to be consistently updated on significant matters affecting the Company; and

•	Implemented a Financial Reporting Review Committee, which reviews all periodic financial reporting documents prior to filing.
      We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting
      Except for our remediation changes to address the material weaknesses discussed above, no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members of
Vestin Fund II, LLC
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A), that Vestin Fund II, LLC (the Company) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vestin Fund II, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2005:

•	The first material weakness identified insufficient resources of technical accounting and reporting expertise. This weakness relates to the oversight and review of financial transactions, which affects the Company’s ability to prepare and properly review financial statements and accompanying footnote disclosures in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Security and Exchange Commission.

•	As a result of the foregoing material weakness, there has been ineffective oversight of documentation of authorizations to ensure that procedures are properly executed.

      The foregoing material weaknesses resulted in revisions to the draft financial statement disclosures (which are reflected in, and does not affect the audited financial statement disclosures) as a result of the audit process.
      In our opinion, management’s assessment that Vestin Fund II, LLC did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Vestin Fund II, LLC has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
September 9, 2005

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
      We do not have any directors or officers. We are managed by Vestin Mortgage who is engaged in asset management, real estate lending and other financial services. Vestin Mortgage, a privately held company, and wholly-owned subsidiary of Vestin Group, has no audit committee and no requirement of independence at this time. However, the directors listed below are currently functioning as an audit committee operating under a written Audit Committee Charter adopted by Vestin Group’s board of directors.
      The following sets forth certain information regarding the executive officers of Vestin Mortgage as of June 30, 2005:

Name	Age	Title

Michael V. Shustek	46	Chairman of the Board, Chief Executive Officer, President and Director
John Alderfer	61	Chief Financial Officer and Director, Treasurer
Michael J. Whiteaker	55	Vice President of Regulatory Affairs
Daniel B. Stubbs	44	Senior Vice President, Underwriting of Vestin Mortgage, a subsidiary of Vestin Group
      The following table sets forth certain information regarding the directors of Vestin Group:

Name	Age	Title

Robert J. Aalberts	54	Director
Fredrick J. Zaffarese Leavitt	34	Director
Roland M. Sansone	50	Director
      All the directors of Vestin Mortgage and Vestin Group hold office until the next annual meeting of stockholders.
      The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Robert J. Aalberts has been a director of Vestin Group since April 1999. Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of Nevada, Las Vegas. From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law 6th Ed. (2006) published by the Thomson/ West Company. He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Since 1992 Professor Aalberts has been the Editor-in-chief of he Real Estate Law Journal. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

John W. Alderfer was appointed the Chief Financial Officer of Vestin Mortgage and Vestin Group effective January 2005. Mr. Alderfer previously served as Chief Financial Officer of Vestin Group from September 2002 to February 2004. From February 2004 to December 2004, Mr. Alderfer served as a consultant to Vestin Group. From October 1998 to September 2002, Mr. Alderfer was retired. From September 1996 to October 1998, Mr. Alderfer was a Director, Vice President, Treasurer, and Chief

Financial Officer of Interactive Flight Technologies, Inc. From September 1990 to June 1996, Mr. Alderfer was Senior Vice President, Treasurer, and Chief Financial Officer of Alliance Gaming Corporation. Mr. Alderfer is the former Senior Vice President, Corporate Controller and Chief Accounting Officer of Summa Corporation and The Hughes Corporation, 100% owned by the Estate of Howard R. Hughes. Mr. Alderfer received his BBA degree in accounting from Texas Tech University. He is a Certified Public Accountant.

Roland M. Sansone has served as President of Sansone Development, Inc. since 2002. Sansone Development, Inc. is a real estate development company. Mr. Sansone has been self-employed as a Manager and developer of real estate since 1980. Mr. Sansone is currently the president of several companies that develop, own and manage commercial and residential property. Mr. Sansone attended Mt. San Antonio College.

Michael V. Shustek has been a director of Vestin Mortgage, a subsidiary of Vestin Group, and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the Company’s loan committee. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments”, on the topic of private mortgage lending, and “If I Can Do It, So Can You”. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

Daniel B. Stubbs has been the Senior Vice President, Underwriting of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts in Communications Studies from the University of Nevada, in Las Vegas, Nevada.

Michael J. Whiteaker has been Vice President of Regulatory Affairs of Vestin Mortgage and Vestin Group since May 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982 Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

Fredrick J. Zaffarese Leavitt has been a director of Vestin Group since November 2004. Since August of 1993 Mr. Zaffarese has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review. Additionally, Mr. Zaffarese sits on various audit committees involving the utility industries. Mr. Zaffarese is a CPA and a graduate of University of Nevada Las Vegas.

Audit Committee
      The board of directors of Vestin Group, the parent corporation of our Manager, has a standing Audit Committee established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent accountants. In addition, the Audit Committee reviews with Vestin

Group’s management and our independent accountants financial information that will be provided to our members and others, and our audit and financial reporting processes. The Audit Committee operates under a written Audit Committee Charter adopted by Vestin Group’s board of directors. The Audit Committee consists of Robert J. Aalberts, Rick Zaffarese Leavitt and Roland Sansone. The board of directors of Vestin Group believes that Mr. Rick Zaffarese Leavitt is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Rick Zaffarese Leavitt and each of the other members of the Audit Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.
Code of Ethics
      As we do not have any executive officers we have not adopted a Code of Ethics. However, the executive officers of Vestin Mortgage, our Manager, are under an obligation to follow the Code of Ethics of Vestin Group which has been filed as Exhibit 14.1 to Vestin Group’s Form 10-KSB for the year ended December 31, 2003. If our Manager or Vestin Group makes any substantive amendments to the Code of Ethics or if our Manager grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to its chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Report on Form 8-K or quarterly or annual report under the Securities and Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION
      Not Applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      As of June 30, 2005, none of our members were beneficial owners of 5% or more of our securities.
Equity Compensation Plan Information
      As of June 30, 2005 we did not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with the Manager
      Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees paid to our Manager for the fiscal years ended June 30, 2005 and 2004 approximated $1,060,000 and $1,025,000, respectively.
      As of June 30, 2005 and 2004, we owed our Manager approximately $214,000 and $1,503,000, respectively, generally for foreclosure and property maintenance costs advanced on our behalf and distributions due related to units owned by our Manager.
      As of June 30, 2005, Vestin Mortgage had an investment in us of approximately $1.1 million, which consists of certain costs paid on our behalf related to the registration and start-up costs. Vestin Mortgage has received 110,000 units from us related to this investment.
      From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.
      During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. The current carrying value of the properties is $600,000. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. Subsequently, our Manager agreed to acquire the rights to any future judgments related to the personal guarantees associated with the loans to our Manager in exchange for $3,566,000 which is the estimated deficiency on the value of the properties. During June 2005, our Manager estimated the current value of the properties to be $600,000 based on sale of similar real estate located near the property which resulted in the write down of real estate held for sale of $1,050,000.
Transactions with the Funds
      During the fiscal years ended June 30, 2004, we purchased $10,000,000 in real estate loans from Fund I.
      During the fiscal years ended June 30, 2005, we purchased $10,000,000 in real estate loans from Fund III.
      During the fiscal years ended June 30, 2005 and 2004, we sold $600,000 and $806,000, respectively, in real estate loans to Fund I.
      During the fiscal years ended June 30, 2005 and 2004, we sold $5,000,000 and $10,000,000, respectively, in real estate loans to Fund III.
Transactions with other related parties
      During the fiscal year ended June 30, 2005 we sold $1,300,000 in real estate loans to inVestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer.
      During the years ended June 30, 2005 and 2004 we incurred $86,000 and $45,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.
      During the years ended June 30, 2005 and 2004, the Company incurred $120,000 and $5,000, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former director and officer of Vestin Group is an equity owner in that firm.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      During the fiscal years ended June 30, 2005 and June 30, 2004, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	June 30,		June 30,
	2005		2004

Audit Fees		$328,000	$43,000
Audit Related Fees	$		$
Tax Fees		$—	$—
All Other Fees	$		$2,000
      The Audit Committee of Vestin Group (the “Audit Committee”) has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Moore Stephens’ independence.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) 1. The financial statement are contained on Pages F-2 through F-24 on this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.
      2. Financial Statement Schedules

EXHIBIT INDEX

Exhibit
No.		Description of Exhibits

3	.1(1)	Articles of Organization
3	.2(2)	Amended and Restated Operating Agreement (included as Exhibit A to the Company’s prospectus)
10.2		Intercreditor Agreement
31.1		Section 302 Certification of Michael V. Shustek
31.2		Section 302 Certification of John Alderfer
32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000 (File No. 333-52484).

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003 (File No. 333-52484).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund II, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ Michael V. Shustek

Michael V. Shustek
Chief Executive Officer and Director of the Manager
(Principal Executive Officer of Manager)

By:	/s/ John Alderfer

John Alderfer
Director, Secretary and Treasurer
(Chief Financial Officer of the Manager)
Dated: September 13, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members of Vestin Fund II, LLC
      We have audited the accompanying balance sheets of Vestin Fund II, LLC (“the Company”) as of June 30, 2005 and 2004 and related statements of operations, members’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund II, LLC as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005 in conformity with U.S. generally accepted accounting principles. Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vestin Fund II, LLC’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
September 9, 2005

VESTIN FUND II, LLC
BALANCE SHEETS

	June 30,	June 30,
	2005	2004

ASSETS
Cash	$10,566,000	$11,937,000
Certificates of deposit	1,000,000	2,425,000
Investment in local agency bonds	15,701,000	—
Interest and other receivables	3,234,000	4,224,000
Due from Fund I	1,560,000	2,987,000
Investment in real estate loans, net of allowance for loan losses of $4,734,000 and $9,500,000 at June 30, 2005 and June 30, 2004, respectively	218,643,000	303,853,000
Real estate held for sale	51,215,000	28,264,000
Real estate held for sale — seller financed	12,631,000	5,708,000
Notes receivable, net of allowance of $2,247,000 at June 30, 2005 and $0 at September 30, 2004	328,000	—
Note receivable from Fund I	—	4,278,000
Prepaid expenses	20,000	—
Assets under secured borrowings	25,655,000	61,924,000
Fixed assets, net	7,000	—

Total assets	$340,560,000	$425,600,000

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,148,000	$338,000
Due to Manager	214,000	1,503,000
Due to Vestin Group	1,000	385,000
Secured borrowings	25,655,000	61,924,000
Deferred income	1,372,000	381,000

Total liabilities	28,390,000	64,531,000

Members’ equity — authorized 50,000,000 units at $10 per unit, 32,810,551 units issued and outstanding at June 30, 2005 and 36,804,169 units issued and outstanding at June 30, 2004	312,170,000	361,069,000

Total members’ equity	312,170,000	361,069,000

Total liabilities and members’ equity	$340,560,000	$425,600,000

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF INCOME

	For the Year Ended

	June 30,	June 30,	June 30,
	2005	2004	2003

Revenues
Interest income from investment in real estate loans	$25,301,000	$38,825,000	$39,541,000
Gain on sale of real estate held for sale	759,000	—	—
Revenue related to the sale of real estate	—	2,333,000	—
Adjustment to allowance for loan losses	41,000	—	—
Other income	2,616,000	2,311,000	772,000

Total revenues	28,717,000	43,469,000	40,313,000

Operating expenses
Management fees	1,060,000	1,025,000	793,000
Provision for loan losses	2,275,000	2,605,000	8,700,000
Interest expense	3,526,000	5,681,000	3,307,000
Write off of deferred offering costs	—	—	1,094,000
Loss on sale of real estate held for sale	829,000	—	—
Write downs on real estate held for sale	7,486,000	10,000	2,073,000
Expenses related to real estate held for sale	2,784,000	1,559,000	—
Professional fees	612,000	676,000	—
Other	167,000	182,000	574,000

Total operating expenses	18,739,000	11,738,000	16,541,000

NET INCOME	$9,978,000	$31,731,000	$23,772,000

Net income allocated to members	$9,978,000	$31,731,000	$23,772,000

Net income allocated to members per weighted average membership units	$0.29	$0.86	$0.76

Weighted average membership units	34,769,757	36,714,812	31,430,793

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

	Units	Amount

Members’ equity at June 30, 2002	23,239,836	$232,476,000
Issuance of units	15,698,394	156,984,000
Distributions	—	(34,688,000)
Reinvestments of distributions	941,883	9,419,000
Members’ redemptions	(1,277,265)	(12,774,000)
Net income	—	23,772,000

Members’ equity at June 30, 2003	38,602,848	375,189,000
Issuance of units	2,667,700	26,677,000
Distributions	—	(29,097,000)
Reinvestments of distributions	782,300	7,823,000
Members’ redemptions	(5,248,679)	(51,254,000)
Net income	—	31,731,000

Members’ equity at June 30, 2004	36,804,169	361,069,000
Net income	—	9,978,000
Comprehensive income:
Unrealized (loss) on marketable securities available for sale	—	(804,000)

Total comprehensive income	—	9,174,000
Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	—	1,984,000
Distributions	—	(20,113,000)
Reinvestments of distributions	396,616	3,966,000
Members’ redemptions	(4,390,234)	(43,910,000)

Members’ equity at June 30, 2005	32,810,551	$312,170,000

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF CASH FLOWS

	For the Year Ended

	June 30,	June 30,	June 30,
	2005	2004	2003

Cash flows from operating activities:
Net income	$9,978,000	$31,731,000	$23,772,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,275,000	2,605,000	8,700,000
Adjustment to allowance for loan losses	(41,000)	—	—
Gain on sale of real estate held for sale	(759,000)	—	—
Loss on sale of real estate held for sale	829,000	—	109,000
Write down of real estate held for sale	7,486,000	10,000	2,073,000
Write down on local agency bond	—	—	—
Interest income accrued to loan balance	402,000	—	—
Change in operating assets and liabilities:	—	—	—
Interest and other receivables	216,000	(444,000)	(2,070,000)
Due from Fund I	1,427,000	(2,771,000)	—
Due from related party	—	—	258,000
Deferred bond offering costs	—	—	1,094,000
Note receivable from Fund I	4,278,000	—	(838,000)
Prepaid expenses	(20,000)	—	—
Accounts payable and accrued liabilities	811,000	219,000	118,000
Due to Manager	(289,000)	(1,072,000)	513,000
Due to Vestin Group	(384,000)	(23,000)	—
Deferred income	991,000	381,000	—

Net cash provided by operating activities	27,200,000	30,636,000	33,729,000

Cash flows from investing activities:
Investments in loans on real estate	(77,808,000)	(215,225,000)	(273,392,000)
Purchase of investments in real estate loans	(27,058,000)	(32,653,000)	(44,304,000)
Purchase of real estate loans from:
Vestin Fund I, LLC	—	(10,000,000)	(17,725,000)
Vestin Fund III, LLC	(10,000,000)	—	—
Manager	—	—	(7,077,000)
Vestin Group, Inc.	—	—	(15,023,000)
Other related party	(2,700,000)	—	(5,658,000)
Proceeds received from sale of real estate loans to:
Vestin Fund I, LLC	600,000	806,000	15,250,000
Vestin Fund III, LLC	5,000,000	10,000,000	—
Manager	—	—	501,000
Vestin Group, Inc.	—	—	4,500,000
Other related party	4,000,000	—	2,675,000
Proceeds from loan payoff	136,158,000	183,048,000	110,747,000
Sales of investments in real estate loans	17,033,000	77,928,000	85,027,000
Repayment of secured borrowing	—	(2,442,000)	—
Assets transferred from Vestin Group	—	—	(2,000,000)
Cash outlay for investments in real estate held for sale	(177,000)	(455,000)	—
Proceeds from sale of real estate held for sale	16,397,000	3,754,000	—
Purchase of local agency bonds	(31,942,000)	—	—
Cash proceeds from local agency bond	565,000	—	—
Purchase of investments in certificates of deposit	—	(265,000)	(4,650,000)
Purchase of fixed assets	(7,000)	—	—
Proceeds from investment in certificates of deposit	1,425,000	8,915,000	—

Net cash provided by (used in) investing activities	31,486,000	23,411,000	(151,129,000)

VESTIN FUND II, LLC
STATEMENTS OF CASH FLOWS — (Continued)

	For the Year Ended

	June 30,	June 30,	June 30,
	2005	2004	2003

Cash flows from financing activities:
Proceeds from issuance of membership units	—	26,677,000	156,984,000
Members’ distributions, net of reinvestments	(16,147,000)	(21,274,000)	(25,269,000)
Members’ redemptions	(43,910,000)	(51,254,000)	(12,773,000)
Proceeds from draws on line of credit	—	—	5,000,000
Payment on line of credit	—	(2,000,000)	(3,000,000)

Net cash provided by (used in) financing activities	(60,057,000)	(47,851,000)	120,942,000

NET CHANGE IN CASH	(1,371,000)	6,196,000	3,542,000
Cash, beginning of period	11,937,000	5,741,000	2,199,000

Cash, end of period	$10,566,000	$11,937,000	$5,741,000

Supplemental disclosures of cash flows information:
Non-cash investing activities:
Loans funded through secured borrowing	$36,269,000	$37,636,000	$26,730,000

Real estate held for sale acquired through foreclosure	$37,627,000	$15,456,000	$16,046,000

Note receivable from Vestin Mortgage related to sale of rights to receive proceeds of guarantee	$1,000,000	$—	$1,715,000

Due to manager assumed through foreclosure	$—	$—	$745,000

Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	$1,984,000	$—	$—

Ownership of real estate held for sale assigned from Fund I	$7,424,000	$—	$—

Loans rewritten with same or similar property as collateral	$—	$41,331,000	$35,853,000

Unrealized loss on marketable securities	$804,000	$—	$—

Note receivable received from guarantor in exchange for release of guarantee	$328,000	$—	$—

Investment in real estate held for sale reclassified from interest receivable	$9,000	$—	$—

Note receivable from Vestin Mortgage paid off though relief of Due to manager	$1,000,000	$—	$—

Other receivable related to local agency bond liquidation	$446,000	$—	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF CASH FLOWS — (Continued)
VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE A — ORGANIZATION

Organization
      Vestin Fund II, LLC was organized in December 2000 as a Nevada limited liability company for the purpose of investing in real estate loans. In this report we refer to Vestin Fund II, LLC as the “Company”, “we”, “us” or “our”. We invest in loans secured by real estate through deeds of trust. We commenced operations in June 2001. We will continue our operations until December 2020 unless dissolved prior thereto or extended by vote of the members under the provisions of our operating agreement.
      We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in real estate loans and raising funds through our Distribution Reinvestment Plan, we are subject to the North American Securities Administration Act Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators.
      Through June 30, 2005, we had sold 41,225,539 membership units (“Unit”) of the 50,000,000 membership units offered pursuant to our registration statement. Since then, a number of Units have been redeemed and, as of June 30, 2005, a total of 32,810,551 Units were outstanding. No additional Units will be sold to new investors; however, current members may elect to participate in our Distribution Reinvestment Plan, whereby the members’ distributions may be used to purchase additional Units at $10 per Unit.
      Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael V. Shustek, the CEO and director of the Manager, acquired all of the outstanding shares of common stock of Vestin Group pursuant to a tender offer and follow-on short form merger, which closed on May 26, 2005. Vestin Group filed a Form 15 with the Securities Exchange and Commission (the “SEC”) on May 11, 2005 to terminate its reporting obligations under the Securities Exchange Act of 1934. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.
      Our Operating Agreement provides that the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, real estate investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent upon the Manager’s ability and performance in managing our operations and servicing our assets. The Operating Agreement also provides our members with limited voting rights, which includes the right to terminate the Manager subject to a majority vote of the members.
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer. These entities also invest in commercial real estate loans.
      We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Florida, Hawaii, Nevada, New York, North Carolina, Oklahoma, and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition
      Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not recognize interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

Investments in Real estate loans
      The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company’s Operating Agreement provided the price does not exceed the original cost. The purpose primarily is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company’s capital. For example, the Company’s operating agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore no gain or loss in recorded on these transactions, regardless or whether to a related or unrelated party.
      Investments in real estate loans are secured by trust deeds. Generally, all of our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.
      Currently, all but two of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. Two of our loans are amortizing loans with a total balance of approximately $20,115,000 and have terms ranging from twelve to sixty-eight months. In addition, we invest in real estate loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2005, we had $48 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion is $1.8 million. At June 30, 2004, we had $112.0 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $137.0 million, including participating lenders. These loans had interest reserves of approximately $7.3 million, of which our portion was $6.0 million.

Allowance for Loan Losses
      We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

Increase (Decrease)
in Allowance for
Changed Assumption	Loan Losses

Allowance for loan losses assumption increased by 1% of loan portfolio	$2,368,000
Allowance for loan losses assumption increased by 5% of loan portfolio	$11,842,000
Allowance for loan losses assumption decreased by 1% of loan portfolio	$(2,368,000)
Allowance for loan losses assumption decreased by 5% of loan portfolio	$(11,842,000)
      Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal the material facts pertaining to a borrower and the security.
      Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include:

•	Declines in real estate market conditions which can cause a decrease in expected market value.

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

Real Estate Held For Sale
      Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company’s intent to invest in or own real estate as a long-term investment. In accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long Lived Assets, the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers. Depreciation, when applicable, is generally recorded within the operations of operating entities held for sale.
      Management classifies real estate held for sale when the following criteria are met:

•	Management commits to a plan to sell the properties.

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary.

•	An active program to locate a buyer and other actions required to complete a sale have been initiated.

•	The sale of the property is probable.

•	The property is being actively marketed for sale at a reasonable price.

•	Withdrawal or significant modification of the sale is not likely.

Real Estate Held For Sale — Seller Financed
      The Company occasionally finances sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, Statement of Financial Accounting Standards No. 66 (“FAS 66”) requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.
      Because the Company occasionally forecloses on loans with raw land or developments in progress, available financing for such properties is often limited and the Company frequently provides financing up to 100% of the selling price on these properties. In addition, the Company may make additional loans to the buyer to continue development of a property. Although sale agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66. These sale agreements are not recorded as a sale until the requirements of FAS 66 are met.
      These sale agreements are recorded under the cost recovery method as defined in FAS 66. Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold. In addition, the carrying value of these properties is included in real estate held for sale on the accompanying balance sheet.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

Classification of Operating Results from Real Estate Held for Sale
      Statement of Financial Accounting Standards No. 144 (“FAS 144”) generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company’s operations involve foreclosing on real estate when necessary and the Company considers these operating results to be part of the Company’s continuing operations. Accordingly, expenses related to real estate held for sale have been included on the accompanying statements of income, net of related rental income when applicable.

Secured Borrowings
      Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that it might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain mortgage loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
      Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140. The Company does not receive any revenues for entering into secured borrowings arrangements.

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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a) Certificate of Deposits and Short Term Investments: The carrying amount of these instruments are at amortized cost which approximates fair value.

(b) Investment in real estate Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the current carrying value.

(c) Assets under Secured Borrowing. The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.
      At June 30, 2005 and 2004, the estimated fair values of the real estate loans were approximately $224.5 million and $318.1 million, respectively. At June 30, 2005 and 2004, the estimated fair values of assets under secured borrowings were approximately $25.7 million and $61.9 million, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members
      Net income allocated to members is computed by dividing income available to members by the weighted average number of membership units outstanding for the year.

Segments
      The Company operates as one business segment.

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
      The Company maintains cash deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of June 30, 2005 and 2004, the Company had $11,064,000 and $13,804,000, respectively, in excess of the federally insured limits.
      As of June 30, 2005, 19% of the Company’s real estate loans were in Nevada compared to 29% at June 30, 2004 and 36% of the Company’s real estate loans were in California compared to 25% at June 30,

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
2004. As a result of this geographical concentration of the Company’s real estate loans, a downturn in the local real estate markets in Nevada and/or California could have a material adverse effect on the Company.
      At June 30, 2005, the aggregate amount of loans to the Company’s three largest borrowers represented 32% of the Company’s total investment in real estate loans. These real estate loans consisted of land and acquisition and development loans, located in Arizona and California, with a first lien position, earning between 8% and 10%, outstanding balances of approximately $75,532,000 and maturing from July 2005 through March 2006. At June 30, 2004, the aggregate amount of loans to the Company’s three largest borrowers represented 21% of the Company’s total investment in real estate loans. These real estate loans consisted of construction, commercial, and bridge loans, located in Arizona, Nevada and California, with a first lien position, earning between 10% and 13.5%, outstanding balances of approximately $66,654,000 and maturing from August 2004 through March 2006. Because the Company has a significant concentration of credit risk with its three largest borrowers, a default by any of such borrowers could have a material adverse effect on the Company.
      Substantially all of the Company’s real estate loans will require the borrower to make a balloon payment of the principal at maturity. The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.
NOTE C — INVESTMENTS IN REAL ESTATE LOANS
      We have six real estate loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.
      Investments in real estate loans as of June 30, 2005 are as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	4	$57,313,000	8.69%	24.20%	67.58%
Bridge(3)	7	34,859,000	9.81%	14.72%	57.02%
Commercial	14	83,352,000	9.53%	35.19%	73.16%
Construction	4	7,547,000	10.31%	3.19%	68.81%
Land	7	53,776,000	12.00%	22.70%	59.66%

	36	$236,847,000	9.95%	100.00%	66.23%

      Investments in real estate loans as of June 30, 2004 are as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	9	$70,320,000	9.48%	22.04%	64.22%
Bridge(3)	17	52,363,000	10.11%	16.41%	48.03%
Commercial	14	77,210,000	12.07%	24.20%	65.95%
Construction	7	58,606,000	11.95%	18.37%	62.49%
Land	8	60,562,000	9.95%	18.98%	57.31%

	55	$319,061,000	10.90%	100.00%	60.55%

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

(1)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	June 30, 2005	June 30, 2004
	Balance	Balance

Balance per Loan Portfolio	$236,847,000	$319,061,000
Less:
Present value discount on loan restructuring	(839,000)	—
Seller financed loans included in real estate held for sale	(12,631,000)	(5,708,000)
Allowance for loan losses	(4,734,000)	(9,500,000)

Balance per Balance Sheet	$218,643,000	$303,853,000

(2)	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower, and also may precede the placement of the loan with us. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(3)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. Going forward, we expect to report bridge loans within the commercial category.
      The following is a schedule of priority of real estate loans as of June 30, 2005 and 2004:

	June 30, 2005	Portfolio	June 30, 2004	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage

First trust deeds	$230,097,000	97.15%	$311,178,000	97.53%
Second trust deeds**	6,750,000	2.85%	7,883,000	2.47%

	$236,847,000	100.00%	$319,061,000	100.00%

*	Please see footnote (1) above.

**	Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of maturities of investments in real estate loans as of June 30, 2005:

2005	$118,525,000
2006	93,588,000
2007	24,734,000

$236,847,000

      The following is a schedule by geographic location of investments in real estate loans as of June 30, 2005 and 2004:

	June 30, 2005	Portfolio	June 30, 2004	Portfolio
	Balance*	Percentage	Balance*	Percentage

Arizona	$38,184,000	16.12%	$45,322,000	14.20%
California	84,818,000	35.81%	80,869,000	25.35%
Florida	—	—	656,000	0.21%
Hawaii	25,704,000	10.85%	34,283,000	10.75%
Nevada	45,051,000	19.02%	91,349,000	28.63%
New York	20,000,000	8.44%	19,998,000	6.27%
North Carolina	—	—	1,610,000	0.50%
Oklahoma	2,155,000	0.91%	—	—
Texas	20,935,000	8.85%	44,974,000	14.09%

	$236,847,000	100.00%	$319,061,000	100.00%

*	Please see footnote (1) above.
      At June 30, 2005, five of our loans totaling approximately $36.0 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. The following schedule summarizes the non-performing loans:

			Number of	Percentage of
	Balance		Months Non-	Total
Description of Collateral	June 30, 2005	Maturity Date	Performing	Loan Balance

4 cemeteries and 8 mortuaries in Hawaii	$7,704,000	03/31/2004	15	23%
Racetrack and hotel in Vernon, NY	20,000,000	06/30/2005	11	77%
25 acres tentatively mapped for 104 single family residential lots in Palm Springs, California	1,195,000	01/23/2006	8	92%
4 separate commercial parcels in Rancho Cucamonga, Palm Springs, and Cathedral City, CA	1,558,000	04/16/2005	3	22%
Development of 400 single and multi-family residential lots in Cathedral City, California	5,539,000	04/20/2005	8	85%

	$35,996,000

      Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of June 30, 2005, we have provided a general allowance for loan losses of approximately $2,275,000. Additionally, our Manager recognized a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is $2,225,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
      Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our Members.
      The following is a roll-forward of the allowance for loan losses for the year ended June 30, 2005:

	Balance			Balance
Description	July 1, 2004	Provisions	Deductions	June 30, 2005

General Valuation Allowance	$2,500,000	$—	$(41,000)	$2,459,000
Specific allowance	7,000,000	2,275,000	(7,000,000)	2,275,000

Total	$9,500,000	$2,275,000	$(7,041,000)	$4,734,000

      Rightstar Loan Allowance — As of June 30, 2005, we had commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $7,704,000. Of the 4 lenders included in this loan, 1 lender has priority over the remaining 3 lenders in the approximate amount of $14 million pursuant to an inter-creditor agreement. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. Foreclosure proceedings were delayed during the three months ended June 30, 2005 due to issues encountered in obtaining a license to operate the facilities. We cannot estimate when the foreclosure will be completed or when we may obtain title to the underlying properties. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties, we may have to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. During the year ended June 30, 2005, the State of Hawaii notified the lenders of a potential trust fund deficit estimated at $19.5 million and claimed this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. However, we re-evaluated the underlying value of the collateral including this estimated trust fund deficit. Based on this estimate, we calculated our total specific reserve allowance for loss of approximately $2,275,000. During July 2005, we and Fund I acquired the lender’s position which held priority over the remaining 3 lenders by acquiring its balance of the loan for approximately $15.5 million, including accrued interest of approximately $1.5 million of which our portion is approximately $10.1 million, including accrued interest of approximately $1 million. We acquired this balance to expedite the foreclosure process and remove the lender from its priority position which had the potential to impair the value we may receive at the time the property is sold.
      During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the three months ended September 30, 2004, foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. Our Manager has re-assessed the value of the real estate and has determined no further valuation allowance was deemed necessary on the carrying value of $5,633,048 as of June 30, 2005.
      In addition, our Manager had granted extensions on 9 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of June 30, 2005 was approximately $76.0 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of June 30, 2005.

Asset Quality and Loan Reserves
      Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.
      The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends; and

•	estimated net realizable value of any underlying collateral in relation to the loan amount.
      Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2005, our Manager had provided for $2.4 million as a general allowance for loan losses and a $2.3 million specific allowance for loan losses. At June 30, 2005, five of our loans were non-performing (more than 90 days past due on principal or interest payments) approximately $36.0 million as summarized above. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
NOTE D — INVESTMENT IN LOCAL AGENCY BONDS
      During the year ended June 30, 2005, we acquired three tax free fixed income securities issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments are secured by real estate holdings primarily comprised of low-income housing projects. These fixed income securities mature from 2010 through 2034. The fair value was determined by market quotes for securities which are actively traded. When securities are not actively traded, fair value was estimated based on market quotes of similar securities. We reviewed our intention to hold these securities for the purpose of selling them. Through this review it was

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
determined the bonds were in non-performing status and our estimated fair value of the underlying collateral of real estate securing the investments exceeds the fair value and our cost of the securities.
      As discussed in Note F, during the year ended June 30, 2005, we acquired an additional $5.8 million of one of the three local agency bonds whereby we held 100% of the local agency bond. As of June 30, 2005, we foreclosed on the collateral securing the local agency bond, a 504 unit apartment complex located in Austin, Texas, with a cost of approximately $15.4 million, including fees of $947,000. Upon the foreclosure of the property, we received approximately $1.0 million which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a recent appraisal of the 504 unit apartment complex located in Austin, Texas, no valuation allowance was deemed necessary as of June 30, 2005. The value of this investment is no longer treated as a marketable security and has been reclassified as real estate held for sale. The accumulated unrealized loss of $244,000 related to this investment was not realized and the amount of this other comprehensive loss has been reported as a part of the cost of the real estate held for sale.
      During August 2005, we foreclosed on a local agency bond with a cost of approximately $8.3 million. Upon the foreclosure of the property, a 278 unit apartment complex located in Fort Worth, Texas, we received approximately $245,000 which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a purchase offer of the 278 unit apartment complex located in Fort Worth, Texas, no valuation allowance was deemed necessary as of June 30, 2005. Following the foreclosure of the property, the value of this investment will no longer be treated as a marketable security and will be reclassified as real estate held for sale. The accumulated unrealized loss of $279,000 related to this investment was not realized and the amount of this other comprehensive loss will be reported as a part of the cost of the real estate held for sale.
      During August 2005, we sold a local agency bond with a cost of approximately $8,184,000 and an unrealized loss of approximately $525,000 recorded as other comprehensive loss. The proceeds from the sale of the bond of approximately $8,194,000 will result in a realized gain of approximately $10,000.
NOTE E — RELATED PARTY TRANSACTIONS

Transactions with the Manager
      Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees paid to our Manager for the fiscal years ended June 30, 2005 and 2004 approximated $1,060,000 and $1,025,000, respectively.
      As of June 30, 2005 and 2004, we owed our Manager approximately $214,000 and $1,503,000, respectively, generally for foreclosure and property maintenance costs advanced on our behalf and distributions due related to units owned by our Manager.
      As of June 30, 2005, Vestin Mortgage had an investment in us of approximately $1.1 million, which consists of certain costs paid on our behalf related to the registration and start-up costs. Vestin Mortgage has received 110,000 units from us related to this investment.
      From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.
      During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. The current carrying value of the properties is $600,000. During September 2004, our Manager estimated the current value of the properties to be

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
$1,650,000 based on updated appraisals. Subsequently, our Manager agreed to acquire the rights to any future judgments related to the personal guarantees associated with the loans to our Manager in exchange for $3,566,000 which is the estimated deficiency on the value of the properties. During June 2005, our Manager estimated the current value of the properties to be $600,000 based on sale of similar real estate located near the property which resulted in the write down of real estate held for sale of $1,050,000.

Transactions with the Funds
      During the fiscal year ended June 30, 2004, we purchased $10,000,000 in real estate loans from Fund I.
      During the fiscal year ended June 30, 2005, we purchased $10,000,000 in real estate loans from Fund III.
      During the fiscal years ended June 30, 2005 and 2004, we sold $600,000 and $806,000, respectively, in real estate loans to Fund I.
      During the fiscal years ended June 30, 2005 and 2004, we sold $5,000,000 and $10,000,000, respectively, in real estate loans to Fund III.

Transactions with other related parties
      During the years ended June 30, 2005 we sold $1,300,000 in real estate loans to inVestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer.
      During the years ended June 30, 2005 and 2004 we incurred $86,000 and $45,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.
      During the years ended June 30, 2005 and 2004, the Company incurred $120,000 and $5,000, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former director and officer of Vestin Group is an equity owner in that firm.
NOTE F — REAL ESTATE HELD FOR SALE
      At June 30, 2005, we held 8 properties with a total carrying value of $51.2 million which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale the year ended June 30, 2005:

						Gain	Write Down
						(Loss) on	on Real	Balance at
	Date	Percentage of	Balance		Consideration	Sale of	Estate Held	June 30,
Description	Acquired	Ownership	July 1, 2004	Acquisitions	from Sales	Real Estate	for Sale	2005

Custom residential property located in Santa Fe, NM(2)	3/4/03	7%	$76,000	$—	$(58,000)	$2,000	$(20,000)	$—
140 Unit/224 bed senior facility in Mesa, AZ(2)	5/26/04	86%	6,034,000	75,000	(6,043,000)	(66,000)	—	—
28 acres of raw land in Mesquite, NV(2)	11/27/02	42%	1,671,000	—	(2,429,000)	758,000	—	—
Hotel/ Casino in Las Vegas, NV(2)	2/2/04	21%	6,190,000	—	(6,153,000)	(37,000)	—	—

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

						Gain	Write Down
						(Loss) on	on Real	Balance at
	Date	Percentage of	Balance		Consideration	Sale of	Estate Held	June 30,
Description	Acquired	Ownership	July 1, 2004	Acquisitions	from Sales	Real Estate	for Sale	2005

40 acres of land containing 354 residential lots in Henderson, NV(2)	2/28/03	34%	3,511,000	—	(775,000)	—	(179,000)	2,557,000
460 acre residential sub-division in Lake Travis, TX(1)	8/3/04	66%	—	3,478,000	—	—	—	3,478,000
Two real estate parcels in Cedar Park and Austin, TX(3)	3/2/04	100%	3,232,000	1,984,000	(3,566,000)	—	(1,050,000)	600,000
Partially completed golf course on 570 acres of land near Austin, TX(1)	8/3/04	100%	—	5,633,000	—	—	—	5,633,000
126 unit, (207 bed) assisted living facility in Phoenix, AZ(1)	9/8/04	90%	—	13,965,000	—	—	(5,852,000)	8,113,000
126 unit Hotel in Mesquite, NV(1)(2)	10/04/04	68%	—	4,588,000	(3,759,000)	(829,000)	—	—
150-unit condominium conversion of “The Club at Stablechase”(1)	6/15/05	100%	—	9,058,000	—	—	—	9,058,000
504 unit apartments in Austin, TX(1)	6/7/05	100%	—	14,426,000	—	—	—	14,426,000
74 unit, (90 bed) assisted living facility in San Bernardino, CA(4)	4/6/04	100%	7,550,000	282,000	(200,000)	—	(282,000)	7,350,000

			$28,264,000	$53,489,000	$(22,983,000)	$(172,000)	$(7,383,000)	$51,215,000

(1) Foreclosures for the year ended June 30, 2005:

As of June 30, 2005, we foreclosed on the collateral securing a local agency bond, consisting of a 504 unit apartment complex located in Austin, Texas, with a cost of approximately $15.4 million, including fees of $947,000. Upon the foreclosure of the property, we received approximately $1.0 million which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a recent appraisal of the 504 unit apartment complex located in Austin, Texas, no valuation allowance was deemed necessary as of June 30, 2005. The value of this investment is no longer treated as a marketable security and has been reclassified as real estate held for sale. The accumulated unrealized loss of $244,000 related to this investment was not realized and the amount of this other comprehensive loss has been reported as a part of the cost of the real estate held for sale.

During the three months ended September 30, 2004, we foreclosed on loan secured by a 460 acre residential sub-division in Lake Travis, Texas. Our Manager has evaluated the carrying value of $3,478,000 and based on its estimated value, no valuation allowance was deemed necessary as of June 30, 2005.

During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the three months ended September 30, 2004,

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. Our Manager has re-assessed the value of the real estate and has determined no further valuation allowance was deemed necessary on the carrying value of $5,633,000 as of June 30, 2005.

During the three months ended September 30, 2004, we foreclosed on a loan secured by a 126 unit assisted living facility in Phoenix, Arizona totaling $13,965,000. We and Fund I wrote down the carrying value of the property in the quarter ended March 31, 2005 by approximately $6.5 million, of which our portion was approximately $5,852,000. During August 2005, we sold the 126 unit, (207 bed) assisted living facility in Phoenix, Arizona through 100% financing of which the terms include: a $10,500,000 loan; interest rate of 7.50% commencing six months following the date of the loan. The borrower agreed to reduce the principal balance of the loan by $2 million within six months following the closing of the loan. Upon loan payoff we will recover a portion of the write down and do not expect to have any further gains or losses on the sale of this property.

During October 2004, we took title to 68% of a 126 unit hotel in Mesquite, Nevada. Vestin Fund I owns the other 32%. In January 2005, we and Fund I entered into an agreement to sell the property for $5.5 million, as noted below in (2). In addition, during June 2005, we entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was approximately $1,350,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors are entitled to a discount of $782,000 from the principal balance in the event the entire balance is paid by December 2006. The first installment was received and recognized as income in July 2005. Our portion was $68,000. Payments will be recognized as revenue when received.

During June 2005, we took title to 133 units of a 150 unit condominium conversion of “The Club at Stablechase” located in Houston, Texas. Our Manager has evaluated the carrying value of $9,058,000 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2005. Additionally, the guarantor entered into an unsecured promissory note totaling $375,000 bearing an annual interest rate of 8.0%, payable in monthly payments of principal of $6,250 plus interest and maturing during June 2010. Due to uncertainty of collectibility, payments will be recognized when received as a decrease to the value of the real estate held for sale.
(2) Sales of real estate held for sale for the year ended June 30, 2005:

During March 2005, the custom residential property located in Santa Fe, New Mexico was sold for $860,000 of which our proceeds were approximately $58,000. During the quarter ended December 31, 2004, we wrote down the carrying value of this property by approximately $20,000 based on our estimate of the net realizable value of the property. Consequently, as a result of completion of the sale we recorded a gain of approximately $2,000.

During March 2005, the 126 unit hotel in Mesquite, Nevada was sold for $5.5 million of which our share of the proceeds was approximately $3.8 million which resulted in a loss upon sale of approximately $829,000.

During September 2004 we entered into an agreement to sell the remaining 28 acres of raw land in Mesquite, Nevada for $6.2 million, of which our portion was approximately $2.4 million. During the prior quarter, $150,000 was released from escrow representing an early release of funds. The transaction was finalized during December 2004 and resulted in a gain of $758,000.

During October 2004, we and Fund I sold the Castaways Hotel/ Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,000. We originally sold this property under a 100%

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000 which is based on a discount rate of 8%. The transaction resulted in a loss of $37,000 which was recognized during the prior quarter as a write down on real estate held for sale.

During November 2004, we and Fund I sold the 140 Unit/224 bed senior facility in Mesa, Arizona of which our consideration received totaled $6,043,000. We received cash of $948,000 and held back a promissory note and first deed of trust totaling $5,095,000. This transaction resulted in a loss of $66,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Payments will be recognized when received as a decrease to the value of the real estate held for sale.

During July 2003, we and Fund I entered into an agreement for the sale of a portion of our interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement requires the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. Through June 30, 2005, the buyer has purchased 188 lots of the 354 lots. We and Fund I recorded a valuation adjustment for the year ended June 30, 2005 of $179,000 and $354,000, respectively, to write down the carrying value of the Company’s interest in the parcel to the amount corresponding to the negotiated sale and option price. During July 2005, the buyer exercised their option to purchase an additional 84 lots for approximately $3.85 million of which we received approximately $1.25 million, resulting in no further gain or loss.

(3)	During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas totaling $5,216,000. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,566,000 which is the estimated deficiency on the value of the properties. We received $2,566,000 in cash and a note receivable from Vestin Mortgage of $1,000,000. This transaction results in recovery net of legal and collection costs of the $1,984,000 which is shown as a capital contribution from our Manager. During the year ended June 30, 2005, our Manager estimated the combined current value on the two properties to be $600,000, resulting in a write down of approximately $1.0 million.

(4)	During April 2004, we foreclosed on a loan secured by a 74 Unit/90 bed assisted living facility in San Bernardino, California. The business has continued operations. The property was listed for sale. During the year ended June 30, 2005, we wrote down the carrying value of the facility located in San Bernardino, California by $282,000. During April 2005, we entered into a purchase and sale agreement for the sale of the facility through 97% financing of which the terms include: a payment of $200,000; a $7,150,000 loan; a scheduled closing date during October 2005; bearing an interest rate of 8.5%; quarterly payments of interest of approximately $152,000; maturing during November 2006. Upon the closing of the transaction, the balance will be accounted for as an investment in real estate held for sale — seller financed.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE G — REAL ESTATE HELD FOR SALE — SELLER FINANCED
      At June 30, 2005, we held 5 properties with a total carrying value of $12.6 million which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the year ended June 30, 2005:

					Principal
					Payments	Valuation/
	Date	Percentage of	Balance at		Received from	Other	Balance at
Description	Acquired	Ownership	July 1, 2004	Acquisitions	Borrower	Adjustments	June 30, 2005

An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	95%	$3,214,000	$—	$—	$—	$3,214,000
An uncompleted golf course in Mesquite, Nevada	11/6/2002	45%	1,209,000	—	—	—	1,209,000
36 acres of raw land in Mesquite, Nevada	11/27/2002	52%	357,000	—	—	—	357,000
Assisted living facility in Las Vegas, Nevada	9/23/2004	48%	—	7,424,000	(115,000)	—	7,309,000
Raw land in Mesquite, Nevada	11/27/2002	47%	928,000	—	(386,000)	—	542,000

			$5,708,000	$7,424,000	$(501,000)	$—	$12,631,000

      As of June 30, 2005, we received $1,374,000 in interest payments from borrowers on the loans associated with the sale of the above properties. Until the borrowers have met the minimum equity ownership requirement to allow us to record the sale, all interest payments received are recorded as deferred income. Once the equity requirement has been met, we will record these amounts as interest income from investments in real estate loans.
NOTE H — SECURED BORROWINGS
      Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that it might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain mortgage loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
      Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140. The Company does not receive any revenues for entering into secured borrowings arrangements.
      As of June 30, 2005 and 2004, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above totaled $25,655,000 and $61,924,000, respectively.
NOTE I — NOTES RECEIVABLE
      During October 2004, we and Fund I sold the Castaways Hotel/ Casino in Las Vegas, Nevada of which our portion of the net cash proceeds of approximately $5.8 million. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000 which is based on a discount rate of 8% as of June 30, 2005.
      During March 2005, we and Fund I sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $3.8 million which resulted in a loss of approximately $829,000. In addition, during June 2005, we entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was approximately $1,350,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors are entitled to a discount of $782,000 from the principal balance in the event the entire balance is paid by December 2006. The first installment was received and recognized as income in July 2005. Our portion was $68,000. Payments will be recognized as revenue when received.
      During June 2005, we took title to 133 units of a 150 unit condominium conversion of “The Club at Stablechase” located in Houston, Texas. Our Manager has evaluated the carrying value of $9,058,000 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2005. Additionally, the guarantor entered into an unsecured promissory note totaling $375,000 bearing an annual interest rate of 8.0%, payable in monthly payments of principal of $6,250 plus interest and maturing during June 2010. Due to uncertainty of collectibility, payments will be recognized when received as a decrease to the value of the real estate held for sale.
      During November 2004, we and Fund I sold the 140 Unit/224 bed senior facility in Mesa, Arizona of which our consideration received totaled $6,043,000. We received cash of $948,000 and held back a promissory note and first deed of trust totaling $5,095,000. This transaction resulted in a loss of $66,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Payments will be recognized when received as a decrease to the value of the real estate held for sale.
NOTE J — NOTE RECEIVABLE FROM MANAGER
      During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
$1,984,000 in valuation allowances) of the properties was $5,216,000. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,566,000, which is the estimated deficiency on the value of the properties. We received $2,566,000 in cash and a note receivable from Vestin Mortgage of $1,000,000. The note bears interest at 8%, is payable in monthly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,984,000 which is shown as a capital contribution from our Manager. During the year ended June 30, 2005 this note was paid off through the relief of amounts due to our Manager.
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
      In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not believe that the adoption of FAS 109-2 will have a material effect on our financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us July 8, 2005, and we are still evaluating the impact of this statement. We do not currently believe it will have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its financial position, consolidated results of operations, or liquidity. We do not currently believe it will have a material impact on our financial statements.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE L — LEGAL MATTERS INVOLVING THE MANAGER
      Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
      The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals, which is scheduled to hear the case on October 18, 2005. We are not a party to the Action.
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
NOTE M — LEGAL MATTERS INVOLVING THE COMPANY
      The staff of the Pacific Regional Office of the SEC has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund II and Fund III. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The order of investigation indicates that the SEC staff is seeking to determine if the subjects of the investigation violated the federal securities law by, among other things, filing false or misleading periodic reports and failing to implement adequate internal controls. No allegations of wrongdoing have been filed. We intend to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE N — REDEMPTION LIMITATION
      In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2005, the total of redemptions made from inception was $98.8 million. Balances in Members’ capital accounts as of January 1, 2005 was $357 million, which limited redemptions to $35.7 million for calendar 2005. As of June 30, 2005, remaining requests to redeem are approximately $0.1 million in 2005, $32.5 million in 2006, $29.3 million in 2007, $26.3 million in 2008, $23.7 million in 2009, $21.3 million in 2010, $19.2 million in 2011, $17.3 million in 2012, $15.6 million in 2013, $14.0 million in 2014, $12.6 million in 2015, and $6.1 million in 2016 had been logged, without taking into account unit valuation adjustments.
      Our Manager is currently evaluating a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. The initial draft of the registration statement Form S-4 for Vestin Realty Trust II, Inc. was filed on May 20, 2005 with the Securities Exchange Commission.
      Following a periodic review by our Manager as required pursuant to the Operating Agreement, as a result of write downs on the carrying value of real estate held for sale, effective April 1, 2005 we adjusted the stated unit value of each unit to $9.60 to reflect the estimated net unit value of each unit at that date. The periodic review of the estimated net unit value includes and analysis of unrealized gains that our Manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP. Our Manager is pursuing remedies it deems appropriate for collection of loan losses, including litigation to enforce guarantees of the borrowers. We cannot predict the eventual outcome of any remedies chosen.
NOTE O — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following schedule is a selected quarterly financial date for fiscal year ended June 30, 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$10,067,000	$6,890,000	$5,918,000	$5,842,000	$28,717,000
Expenses	3,413,000	1,657,000	8,800,000	4,869,000	18,739,000

Net income (loss)	$6,654,000	$5,233,000	$(2,882,000)	$973,000	$9,978,000

Net income allocated to members per weighted average membership units	$0.18	$0.14	$(0.09)	0.03	$0.29

Weighted average membership units	36,845,690	36,615,137	32,761,982	32,779,096	34,769,757

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following schedule is a selected quarterly financial date for fiscal year ended June 30, 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$11,905,000	$10,465,000	$11,926,000	$9,173,000	$43,469,000
Expenses	2,447,000	4,075,000	2,625,000	2,591,000	11,738,000

Net income	$9,458,000	$6,390,000	$9,301,000	$6,582,000	$31,731,000

Net income allocated to members per weighted average membership units	$0.24	$0.16	$0.26	$0.18	$0.86

Weighted average membership units	39,971,474	40,029,576	35,127,158	37,143,153	36,714,812

NOTE P — SUBSEQUENT EVENTS
      During August 2005, we foreclosed on a local agency bond with a cost of approximately $8.3 million. Upon the foreclosure of the property, a 278 unit apartment complex located in Fort Worth, Texas, we received approximately $245,000 which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a purchase offer of the 278 unit apartment complex located in Fort Worth, Texas, no valuation allowance was deemed necessary as of June 30, 2005. Following the foreclosure of the property, the value of this investment will no longer be treated as a marketable security and will be reclassified as real estate held for sale. The accumulated unrealized loss of $279,000 related to this investment was not realized and the amount of this other comprehensive loss will be reported as a part of the cost of the real estate held for sale.
      During August 2005, we sold a local agency bond with a cost of approximately $8,184,000 and an unrealized loss of approximately $525,000 recorded as other comprehensive loss. The proceeds from the sale of the bond of approximately $8,194,000 resulted in a realized gain of approximately $10,000.
      During the three months ended September 30, 2004 we foreclosed on a loan secured by a 126 unit assisted living facility in Phoenix, Arizona. We and Fund I wrote down the carrying value of the property in the quarter ended March 31, 2005 by approximately $6.5 million, of which our portion was approximately $5,852,000. During August 2005, we sold the 126 unit, (207 bed) assisted living facility in Phoenix, Arizona through 100% financing of which the terms include: a $10,500,000 loan; 0.00% interest rate for the first six months; with an interest rate increase to 7.50% per annum thereafter. The borrower agrees to reduce the principal balance of the loan by $2 million within six months following the closing of the loan. Upon loan payment we will recover a portion of the write down and do not expect to have any further gains or losses on the sale of this property.
      During July 2003, we and Fund I entered into an agreement for the sale of a portion of our interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement requires the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. Through June 30, 2005, the buyer has purchased 188 lots of the 354 lots. We and Fund I recorded a valuation adjustment for the year ended June 30, 2005 of $179,000 and $354,000, respectively, to write down the carrying value of the Company’s interest in the parcel to the amount corresponding to the negotiated sale and option price. During July 2005, the buyer exercised their option to purchase an additional 84 lots for approximately $3.85 million of which we received approximately $1.25 million, resulting in no further gain or loss.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE Q — OTHER MATTER
      Our Manager is currently evaluating a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. The initial draft of the Form S-4 registration statement for Vestin Realty Trust II, Inc. was filed on May 20, 2005 with the Securities Exchange Commission.

Schedule I
Vestin Fund II, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOAN ROLLFORWARD

Balance, June 30, 2003	$352,481,000
Additions during the period
New mortgage loans	262,134,000
Mortgage loans bought	44,159,000
Deductions during the period
Collections of principal	220,379,000
Foreclosed loans (Real estate held for sale)	24,625,000
Mortgage loans sold	94,709,000

(33,420,000)

Balance, June 30, 2004	$319,061,000

Additions during the period
New mortgage loans	73,648,000
Mortgage loans bought	39,758,000
Deductions during the period
Collections of principal	135,959,000
Foreclosed loans (Real estate held for sale)	37,627,000
Mortgage loans sold	22,034,000

(82,214,000)

Balance, June 30, 2005	$236,847,000

Schedule II
Vestin Fund II, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY TYPE OF PROPERTY
      As of June 30, 2005:

					Amount
		Face Amount of	Carrying	Maturity	Subject to
Type of Property	Interest Rate	Loan	Amount of Loan	Date	Delinquency

Commercial	5%-14%	$151,025,000	$83,352,000	3/04-12/07	$27,703,000
Construction	8%-13%	$29,145,000	$7,547,000	8/05-7/06	$—
Acquisition and Development	8%-12%	$79,162,000	$57,313,000	1/05-1/06	$5,539,000
Land	10%-14%	$102,579,000	$53,776,000	6/05-4/06	$
Bridge	8%-14%	$49,720,000	$34,859,000	4/05-5/06	$2,754,000
      As of June 30, 2004:

					Amount
		Face Amount of	Carrying	Maturity	Subject to
Type of Property	Interest Rate	Loan	Amount of Loan	Date	Delinquency

Commercial	8%-14%	$101,121,000	$77,210,000	8/04-3/05	$12,310,000
Construction	11%-15%	$100,500,000	$58,606,000	6/03-8/05	$20,037,000
Acquisition and Development	7.5%-13%	$121,325,000	$70,320,000	11/04-1/06	$—
Land	12%-14%	$30,630,000	$60,562,000	9/04-6/05	$—
Bridge	6%-14%	$158,031,750	$52,363,000	7/04-4/06	$13,664,000

Schedule III
Vestin Fund II, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY LIEN POSITION
      As of June 30, 2005:

					Amount
		Interest	Carrying Amount	Maturity	Subject to
Lien Position	Face Amount of Loan	Rate	of Loan	Date	Delinquency

1st	$401,567,000	5%-14%	$230,097,000	3/04-12/07	$30,457,000
2nd	$10,064,000	10%-15%	$6,750,000	4/05-10/06	$5,539,000
      As of June 30, 2004:

					Amount
			Carrying Amount	Maturity	Subject to
Lien Position	Face Amount of Loan	Interest Rate	of Loan	Date	Delinquency

1st	$501,332,000	5.5%-15%	$311,178,000	6/03-4/06	$46,051,000
2nd	$10,275,000	9.0%-13.0%	$7,883,000	12/04-4/05	$—

Schedule IV
Vestin Fund II, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT
OF THE PORTFOLIO
      As of June 30, 2005:

						Amount
	Interest	Maturity	Lien	Face Amount of	Carrying	Subject to
Description of Loan	Rate	Date	Position	Loan	Amount of Loan	Delinquency

Acquisition and Development	9.00%	7/13/05	1st	$30,000,000	$27,574,000	$—
Acquisition and Development	8.00%	1/25/06	1st	$35,000,000	$24,040,000	$—
Land	10.00%	3/30/06	1st	$35,000,000	$23,918,000	$—
Commercial	11.00%	6/30/05	1st	$26,000,000	$20,000,000	$20,000,000
Bridge	8%	5/20/06	1st	$18,000,000	$18,000,000	$—
Commercial	6.25%	12/25/07	1st	$12,500,000	$12,806,000	$—
Land	14.00%	2/15/06	1st	$21,632,000	$10,772,000	$—
Land	13.00%	7/22/05	1st	$20,000,000	$8,757,000	$—
Commercial	14.00%	3/31/04	1st	$34,000,000	$7,704,000	$7,704,000
Commercial	5.00%	9/21/07	1st	$15,334,000	$7,310,000	$—
      As of June 30, 2004:

						Amount
	Interest	Maturity	Lien	Face Amount of	Carrying	Subject to
Description of Loan	Rate	Date	Position	Loan	Amount of Loan	Delinquency

Bridge	10.00%	3/30/06	1st	$35,000,000	$22,857,000	$—
Land	12.00%	12/18/04	1st	$12,365,000	$9,382,000	$—
Construction	14.00%	8/1/03	1st	$17,500,000	$12,096,000	$12,096,000
Commercial	12.5%	11/03/03	1st	$12,500,000	$12,310,000	$12,310,000
Construction	13.50%	8/31/05	1st	$51,450,000	$23,479,000	$—
Bridge	8.00%	5/20/05	1st	$18,000,000	$17,199,000	$—
Bridge	5.50%	6/25/05	1st	$15,500,000	$13,664,000	$13,664,000
Commercial	12%	8/27/04	1st	$31,850,000	$20,318,000	$—
Commercial	14%	11/12/04	1st	$11,500,000	$11,500,000	$—
Acquisition and Development	8.00%	1/25/06	1st	$35,000,000	$20,209,000	$—
Acquisition and Development	9.00%	1/13/05	1st	$30,000,000	$20,281,000	$—
Bridge	11.00%	6/28/05	1st	$26,000,000	$19,998,000	$—

EXHIBIT INDEX

Exhibit No.		Description of Exhibits

3	.1(1)	Articles of Organization
10	(2)	Amended and Restated Operating Agreement
10.2		Intercreditor Agreement
31.1		Section 302 Certification of Michael V. Shustek
31.2		Section 302 Certification of John Alderfer
32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Amendment No. 2 to our S-11 Registration Statement filed on July 3, 2002.