Form 10-K/A
period 2005-06-30
VESTIN FUND II LLC
filed 2006-01-05
CIK 1130284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/ A
(Amendment No. 1)

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
NONE
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.
      As of September 1, 2005, 32,855,418 Units of interest in the Company were outstanding.
      Documents incorporated by reference: None.

EXPLANATORY NOTE
      On January 3, 2006 the Board of Directors of Vestin Group, Inc., the parent corporation of our Manager, concluded that the previously issued audited financial statements of Vestin Fund II, LLC (the “Company”) for the fiscal year ended June 30, 2005, should no longer be relied upon and is restated in this filing , and the unaudited quarterly financial information previously reported for the three months ended September 30, 2005, should no longer be relied upon and will be restated. The Board of Directors reached this conclusion after consultations with the Manager’s staff.
      The Audit Committee has discussed the matters set forth above with the Company’s independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP.
      The Company is filing this Amendment No. 1 on Form 10-K/ A to amend its Form 10-K for the year ended June 30, 2005 as filed with the Securities and Exchange Commission on September 13, 2005 (the “Original Filing”) to reflect the restatement of its balance sheet as of June 30, 2005, its statements of income for the year ended June 30, 2005, its statement of members’ equity and comprehensive income, its statement of cash flow for the year ended June 30, 2005 and related notes to correct the capitalization of expenses and record an allowance for impairment on a restructured loan.
      We have updated or modified certain disclosures herein for events that occurred subsequent to the original filing date of September 13, 2005.

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

As of June 30, 2005, all but two of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. As of June 30, 2005, two of our loans were amortizing loans with a total balance of approximately $18,686,000 and had terms ranging from twelve to sixty-eight months. In addition, we invest in real estate loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2005, we had $48 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion is $1.8 million. At June 30, 2004, we had $112.0 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $137.0 million, including participating lenders. These loans had interest reserves of approximately $7.3 million, of which our portion was $6.0 million.

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
Extensions to Term of Loan
      Our original loan agreements permit extension to the term of the loan by mutual consent. Such extension is generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. As of June 30, 2005, approximately 32% of our loans received an extension to terms of the loan.
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
Balloon Payment
      As of June 30, 2005, all but two of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. As of June 30, 2005, two of our loans were amortizing loans with a principal balance of approximately $18,686,000 and had terms ranging from twelve to sixty-eight months. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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
      The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. We are not a party to the Action.
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

      The Staff has notified us, Fund I, Fund III, our Manager, Vestin Capital and Michael Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendations and any remedies that might be sought by the Staff. Based upon these discussions, we currently believe that Fund I, Fund II and Fund III will not be named as parties in any enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.
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
Holders
      As of June 30, 2005, 5,078 Unit holders held 32,810,551 Units of interest in the Company.
Dividend Policy
      We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $20,113,000 (prior to reinvested distributions) during the year ended June 30, 2005, of which $1,005,000 represented a return of capital. It is our intention to continue to distribute most of our Net Income Available for Distribution to our Unit holders.
Recent Sales of Unregistered Securities
      None
Equity Compensation Plan Information
      None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
			Total Number of	(or Approximate
			Units Purchased as	Dollar Value) of
			Part of Publicly	Units That May Yet
	Total Number of	Average Price Paid	Announced Plans	be Purchased Under
Period	Units Purchased	per Unit	or Programs	the Plans or Programs

April 2005	0	N/A	None	None
May 2005	0	N/A	None	None
June 2005	52	$9.60	None	None

(1)	Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. Balances in Members’ capital accounts as of January 1, 2005 was approximately $357 million, which limited redemptions to approximately $35.7 million for calendar 2005. As of June 30, 2005, we had approximately $0.1 million in redemptions that remain to be fulfilled in 2005.

ITEM 6.	SELECTED FINANCIAL DATA

Vestin Fund II, LLC	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002

Balance Sheet Data:
Investments in real estate loans (net of allowance)	$217,553,000	$303,853,000	$338,681,000	$222,058,000
Cash, cash equivalents, certificates of deposits and short-term investments	$11,566,000	$14,362,000	$16,816,000	$8,624,000
Interest and other receivables	$3,234,000	$4,224,000	$3,898,000	$2,190,000
Investment in Local Agency Bonds	$15,701,000	$—	$—	$—
Due from Vestin Fund I	$1,560,000	$2,987,000	$216,000	$—
Real estate held for sale	$51,215,000	$28,264,000	$13,696,000	$—
Real estate held for sale-seller financed	$12,631,000	$5,708,000	$2,137,000	$—
Note receivable	$328,000	$—	$—	$—
Note receivable Vestin Fund I	$—	$4,278,000	$4,599,000	$—
Assets under secured borrowing	$25,655,000	$61,924,000	$26,730,000	$—
Other assets	$27,000	$—	$—	$255,000
Total assets	$339,470,000	$425,600,000	$406,773,000	$233,127,000
Liabilities	$28,390,000	$64,531,000	$31,583,000	$651,000
Members’ equity	$311,080,000	$361,069,000	$375,190,000	$232,476,000
Total liabilities and Members’ equity	$339,470,000	$425,600,000	$406,773,000	$233,127,000

	12 Months	12 Months	12 Months	12 Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002

				(Unaudited)
Income Statement Data:
Revenues	$28,717,000	$43,469,000	$40,313,000	$15,290,000
Expenses	$19,829,000	$11,738,000	$16,541,000	$868,000
Net income	$8,888,000	$31,731,000	$23,772,000	$14,422,000
Net income allocated to Members	$8,888,000	$31,731,000	$23,772,000	$14,422,000
Net income allocated to Members per weighted average membership units	$0.26	$0.86	$0.76	$1.19
Cash distributions	$20,113,000	$29,097,000	$34,688,000	$15,740,000
Cash distributions per weighted average membership units	$0.58	$0.79	$1.10	$1.30
Weighted average membership units	$34,769,757	$36,714,812	$31,430,793	$12,114,955
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
      Our operating results during the past several years have been adversely affected by the fact that interest rates were at a 40-year low. The low interest rates diminish the interest rates we can charge on our loans. The weighted average interest rate on our loans at June 30, 2005 was 9.95% as compared to 10.9% at June 30, 2004. Our operating results have been adversely affected by the increase in our non-performing assets. Non-performing assets totaled approximately $87.2 million or 26% of our total assets as of June 30, 2005 as compared to $74.0 million or 17% of our assets as of June 30, 2004. At June 30, 2005, non-performing assets consist of approximately $51.2 million of real estate held for sale not sold through seller financing and approximately $36 million of non-performing loans. Additionally, our results of operations have been adversely affected by allowances for non-performing loans. As of June 30, 2005, we have provided a general allowance for loan losses of approximately $2.4 million and specific allowances of approximately $2.3 million on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii “see Rightstar Loan Allowance” and approximately $500,000 for an impairment on a restructured loan. The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of June 30, 2005 was 18 months, compared to 15 months at June 30, 2004. Our annualized rate of return to members for the fiscal year June 30, 2005 was 2.6%, compared to 8.6% for the year ended June 30, 2004. However, the 8.6% rate of return to members in the prior year was affected by revenues from a finder’s fee of approximately $2.3 million associated with the sale of real estate. We do not expect to receive this type of revenue on a consistent basis. If we had not received the $2.3 million in revenue, our rate of return paid to members for the fiscal year ended June 30, 2004 would have approximated 8.0%. Our revenues also have been impacted by lower interest rates and member redemptions which leave us with less capital to invest.
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
      Historically, our Manager has focused its operations in Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of June 30, 2005, 19% of the principal amount of our loans were secured by real estate in Nevada, while 36%, 8%, 16%, 9%, 1% and 11% were secured by real estate in California, Texas, Arizona, New York, Oklahoma and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.

Fiscal Year Ended June 30, 2005 Compared To June 30, 2004

	For the Year Ended	For the Year Ended
	June 30,	June 30,

	2005	2004

Total revenues	$28,717,000	$43,469,000
Total expenses	19,829,000	11,738,000

Net income	$8,888,000	$31,731,000

Net income allocated to members per weighted average membership units	$8,888,000	$31,731,000

Net income allocated to members per weighted average membership units	$0.26	$0.86

Annualized rate of return to members(a)	2.6%	8.6%

Weighted average membership units	34,769,757	36,714,812

Cash distributions	$20,113,000	$29,097,000

Cash distributions per weighted average membership unit	$0.58	$0.79

(a)	The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of June 30, 2005 and 2004 divided by ten (the $10 cost per unit).
      Total Revenues. For the fiscal year ended June 30, 2005, total revenues were approximately $28.7 million compared to $43.5 million for the fiscal year ended June 30, 2004, a decrease of $14.8 million or 34%. The decline in revenue was primarily due to the following:

•	A decrease in interest income of approximately $13.5 million related to a decrease in investments in real estate loans and secured borrowings of approximately $83.7 million and $36.3 million, respectively, as of June 30, 2005. The decrease is primarily related to non-performing assets and member redemptions for the year ended June 30, 2005. In addition, the average interest rate on our loans as of

June 30, 2005 was 9.95%, compared to 10.9% at June 30, 2004. While there has been some movement in the economy towards higher interest rates, it is not clear if or when any such rate increases will impact our business.

•	We recognized $2.3 million in revenue related to a finder’s fee on the sale of real estate in the City of Mesquite, Nevada during the fiscal year ended June 30, 2004. We had no such comparable revenue for the fiscal year ended June 30, 2005. Our company and Fund I were presented with an opportunity to purchase the property but were prohibited by their respective operating agreements from purchasing the property. Instead, Vestin Mortgage facilitated the purchase and subsequent sale of the property. The subsequent sale of the property was made possible due to buyer financing provided by our company and Fund I. Vestin Mortgage negotiated that the buyer (an unaffiliated third party) pay a finder’s fee in the form of a $2.3 million promissory note to our company and a $4.7 million promissory note to Fund I to reflect the fact that the transaction was made possible by financing provided by our company and Fund I. The total $7.0 million finder’s fee was allocated to our company and Fund I based on the same ratio of the financing that each provided in the transaction. We received a promissory note in lieu of cash from an unaffiliated party in connection with the sale. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005. We were using the cost recovery method of accounting for the transaction. Accordingly, we did not recognize any income on the $2.3 million note until the principal balance of both notes were paid in full. Under the cost recovery method, interest payments received by our company in excess of the principal balance are not recorded as income until such time as the note is paid off, which occurred in the first calendar quarter of 2004. In February 2004, both notes were paid off and we recorded the $2.3 million as revenue related to the sale of real estate related to the original note and $0.3 million in interest income related to interest payments received prior to loan payoff.

      Non-performing assets include loans in non-accrual status totaling $36.0 million as of June 30, 2005 compared to $46.0 million as of June 30, 2004 and real estate held for sale totaling $51.2 million as of June 30, 2005 compared to $28.3 million as of June 30, 2004. The amount of non-performing assets may reflect the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approvals procedures, as well as the effects of a weakening economy. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying real estate loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with its objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.
      As of June 30, 2005 and 2004, we also had $12.6 million and $5.7 million, respectively, of seller financed real estate held for sale. Generally accepted accounting principles, or GAAP, requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property in accordance with SFAS 66. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.
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

      Total Expenses. For the year ended June 30, 2005, total expenses were $19.8 million compared to $11.7 million for the year ended June 30, 2004, an increase of $8.1 million or 69%. The increase is primarily related to the following:

•	We wrote down the carrying value of a 126 unit assisted living facility located in Phoenix, Arizona by $5,852,000 during the year ended June 30, 2005.

•	We wrote down the carrying value of the 166 residential lots located in Henderson, Nevada by $179,000 during the year ended June 30, 2005.

•	We wrote down the carrying value of two real estate parcels located in Austin and Cedar Park, Texas by $1,050,000 during the year ended June 30, 2005.

•	We wrote down the carrying value of the 74 unit (90 bed) assisted living facility located in San Bernardino, California by $282,000 during the year ended June 30, 2005.

•	We have commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. Upon completion of a valuation analysis it was deemed necessary to provide a valuation allowance of approximately $2,275,000 during the quarter ended June 30, 2005. See “Rightstar Loan Allowance.”

•	We sold a 126 unit hotel in Mesquite, Nevada and sustained a loss of approximately $829,000 during the year ended June 30, 2005.

•	We recognized an impairment value of $500,000 due to a restructured loan.

•	We recognized professional fees related to a restructured loan in the amount of $590,000.

•	For the year ended June 30, 2005 and 2004, we recognized expenses related to the maintenance of real estate held for sale of $2,784,000 and $1,559,000, respectively, which was an increase of approximately $1,225,000. The increase in these expenses is related to the increase in real estate held for sale at June 30, 2005 of approximately $51,215,000 compared to $28,264,000 at June 30, 2004, an increase of approximately $22,951,000.

•	The increase in expenses was partially offset by a decrease in interest expense of approximately $2,155,000 due to a decrease in the amount of secured borrowings as of June 30, 2005 and 2004 of $25,655,000 and $61,924,000, respectively, a decrease of approximately $36,269,000.
      Net Income. Overall, net income for the year ended June 30, 2005 was approximately $8.9 million compared to $31.7 million for the same period in 2004, a decrease of $22.8 million or 72%.
      Annualized Rate of Return to Members. For the year ended June 30, 2005, the annualized rate of return to members, as calculated in accordance with GAAP, was 2.6% compared to 8.6% for fiscal 2004.
      Distributions to Members. The following is a schedule of distributions made to members for the years ended June 30, 2005 and 2004.

	For Year Ended	For Year Ended
	June 30,	June 30,

	2005	2004

Distributions of Net Income Available for Distribution	$19,108,000	$29,097,000
Distributions in Excess of Net Income Available for Distribution Generated During the Period	1,005,000	—

Total Distributions	$20,113,000	$29,097,000

      Net income available for distribution is a non-GAAP financial measure that is defined in our operating agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members as net income available for distribution is the minimum amount required to be distributed to members pursuant to our operating agreement. In addition, cash flows from operations, which is the significant component of net income available for distribution, affects the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distributions only supplementally.
      The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows.

	For Year Ended	For Year Ended
	June 30,	June 30,

	2005	2004

Distributions of Net Income Available for Distribution	$19,108,000	$29,097,000
Additions to Working Capital Reserves (Amount Not Distributed)	—	5,249,000

Gain on Sale of Real Estate Held for Sale	(759,000)	—

Loss on Sale of Real Estate Held for Sale	829,000	—

Interest Income Accrued to Loan Balance	402,000	—

Change in Operating Assets and Liabilities:
Net Change in Amounts Due from Fund I	5,705,000	(2,771,000)

Deferred Income	991,000	381,000

Net Change in Other Operating Assets	196,000	(444,000)

Net Change in Accounts Payable and Accrued Liabilities	811,000	219,000

Net Change in Amounts Due to Related Parties	(673,000)	(1,095,000)

Net Cash Provided by Operating Activities	$26,610,000	$30,636,000

Net Cash Provided by Investing Activities	$32,076,000	$23,411,000

Net Cash Used in Financing Activities	$60,057,000	$(47,851,000)

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

      Our Manager is currently pursuing a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing declaration of effectiveness by the SEC of a registration statement, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. Amendment No. 5 of the Form S-4 registration statement for Vestin Realty Trust II was filed on December 20, 2005 with the Securities and Exchange Commission.

Fiscal Year Ended June 30, 2004 Compared To June 30, 2003

	For the Year Ended	For the Year Ended
	June 30,	June 30,

	2004	2003

Total Revenues	$43,469,000	$40,313,000
Total Expenses	11,738,000	16,541,000

Net Income	$31,731,000	$23,772,000

Net Income Allocated to Members Per Weighted Average Membership Units	$31,731,000	$23,772,000

Annualized Rate of Return to Members(a)	8.6%	7.6%

Weighted Average Membership Units	36,714,812	31,430,793

Cash Distributions	$29,097,000	$34,688,196

Cash Distributions Per Weighted Average Membership Unit	$0.79	$1.10

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of June 30, 2004 and 2003 divided by ten (the $10 cost per unit).
      Total Revenues. For the fiscal year ended June 30, 2004, total revenues were approximately $43.5 million compared to $40.3 million for the fiscal year ended June 30, 2003, an increase of $3.2 million or 8%. Growth in revenue was primarily due to the following:

•	We recognized $2.3 million in revenue related to a finder’s fee on the sale of real estate in the City of Mesquite, Nevada during the fiscal year ended June 30, 2004. We had no such comparable revenue for the fiscal year ended June 30, 2003. Our company and Fund I were presented with an opportunity to purchase the property but were prohibited by their respective operating agreements from purchasing the property. Instead, Vestin Mortgage facilitated the purchase and subsequent sale of the property. The subsequent sale of the property was made possible due to buyer financing provided by our company and Fund I. Vestin Mortgage negotiated that the buyer (an unaffiliated third party) pay a finder’s fee in the form of a $2.3 million promissory note to our company and a $4.7 million promissory note to Fund I to reflect the fact that the transaction was made possible by financing provided by our company and Fund I. The total $7.0 million finder’s fee was allocated to our company and Fund I based on the same ratio of the financing that each provided in the transaction. We received a promissory note in lieu of cash from an unaffiliated party in connection with the sale. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005. We were using the cost recovery method of accounting for the transaction. Accordingly, we did not recognize any income on the $2.3 million note until the principal balance of both notes were paid in full. Under the cost recovery method, interest payments received by our company in excess of the principal balance are not recorded as income until such time as the note is paid off, which occurred in the first calendar quarter of 2004. In February 2004, both notes were paid off and we recorded the

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
      Annualized Rate of Return to Members. For fiscal year 2004, the annualized rate of return to members, calculated in accordance with GAAP, was 8.6% compared to 7.6% for fiscal 2003. The increase in annualized rate of return to members was primarily related to the increase in total revenues and decrease in total expenses as outlined above.
      Distributions to Members. The following is a schedule of distributions made to members for the years ended June 30, 2004 and 2003.

	For Year Ended	For Year Ended
	June 30,	June 30,

	2004	2003

Distributions of Net Income Available for Distribution	$29,097,000	$34,545,000
Distributions in Excess of Net Income Available for Distribution Generated During the Period	—	143,000

Total Distributions	$29,097,000	$34,688,000

      Net income available for distribution is a non-GAAP financial measure that is defined in our operating agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members as net income available for distribution is the minimum amount required to be distributed to members pursuant to our operating agreement. In addition, cash flows from operations, which is the significant component of net income available for distribution, affects the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.
      The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operation activities and presents the two other major categories of our statement of cash flows.

	For Year Ended	For Year Ended
	June 30,	June 30,

	2004	2003

Distributions of Net Income Available for Distribution	$29,097,000	$34,545,000
Additions to Working Capital Reserves (Amount Not Distributed)	5,249,000	—

Loss on Sale of Real Estate Held for Sale	—	109,000

Change in Operating Assets and Liabilities:
Net Change in Amounts Due from Fund I	(2,771,000)	(838,000)

Deferred Income	381,000	—

Net Change in Other Operating Assets	(444,000)	(718,000)

Net Change in Accounts Payable and Accrued Liabilities	(219,000)	118,000

Net Change in Amounts Due to Related Parties	(1,095,000)	513,000

Net Cash Provided by Operating Activities	$30,636,000	$33,729,000

Net Cash Provided by Investing Activities	$23,411,000	$(151,129,000)

Net Cash Used in Investing Activities	$(47,851,000)	$120,942,000

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
      Investments in real estate loans as of June 30, 2005 are as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	4	$57,313,000	8.69%	24.35%	67.58%
Bridge(3)	7	34,859,000	9.81%	14.81%	57.02%
Commercial	14	81,923,000	9.53%	34.80%	73.16%
Construction	4	7,547,000	10.31%	3.21%	68.81%
Land	7	53,776,000	12.00%	22.83%	59.66%

	36	$235,418,000	9.95%	100.00%	66.23%

      Investments in real estate loans as of June 30, 2004 are as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	9	$70,320,000	9.48%	22.04%	64.22%
Bridge(3)	17	52,363,000	10.11%	16.41%	48.03%
Commercial	14	77,210,000	12.07%	24.20%	65.95%
Construction	7	58,606,000	11.95%	18.37%	62.49%
Land	8	60,562,000	9.95%	18.98%	57.31%

	55	$319,061,000	10.90%	100.00%	60.55%

(1)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale. Additionally, during the fiscal year ended June 30, 2005, we restructured a loan where we changed the interest rate on the loan from 12.5% to 6.25%. The present value of the future cash flows from the restructured note using the effective interest rate yields an impaired balance of approximately $500.000. The impairment value is specifically reserved for in the allowance for loan losses.

	June 30, 2005	June 30, 2004
	Balance	Balance

Balance per Loan Portfolio	$235,418,000	$319,061,000
Less:
Seller financed loans included in real estate held for sale	(12,631,000)	(5,708,000)
Allowance for loan losses	(5,234,000)	(9,500,000)

Balance per Balance Sheet	$217,553,000	$303,853,000

(2)	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower, and also may precede the placement of the loan with us. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(3)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. Going forward, we expect to report bridge loans within the commercial category.
      The following is a schedule of priority of real estate loans as of June 30, 2005 and 2004:

	June 30, 2005	Portfolio	June 30, 2004	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage

First trust deeds	$228,668,000	97.14%	$311,178,000	97.53%
Second trust deeds**	6,750,000	2.86%	7,883,000	2.47%

	$235,418,000	100.00%	$319,061,000	100.00%

*	Please see footnote (1) above.

**	Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.

      The following is a schedule of maturities of investments in real estate loans as of June 30, 2005:

2005	$118,525,000
2006	93,588,000
2007	23,305,000

$235,418,000

      The following is a schedule by geographic location of investments in real estate loans as of June 30, 2005 and 2004:

	June 30, 2005	Portfolio	June 30, 2004	Portfolio
	Balance*	Percentage	Balance*	Percentage

Arizona	$38,184,000	16.22%	$45,322,000	14.20%
California	84,818,000	36.03%	80,869,000	25.35%
Florida	—	—	656,000	0.21%
Hawaii	25,704,000	10.91%	34,283,000	10.75%
Nevada	45,051,000	19.14%	91,349,000	28.63%
New York	20,000,000	8.50%	19,998,000	6.27%
North Carolina	—	—	1,610,000	0.50%
Oklahoma	2,155,000	0.92%	—	—
Texas	19,506,000	8.28%	44,974,000	14.09%

	$235,418,000	100.00%	$319,061,000	100.00%

*	Please see footnote (1) above.
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

	$35,996,000

      Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of June 30, 2005, we have provided a general allowance for loan losses of approximately $2,459,000. Our Manager recognized a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is $2,275,000. Additionally, our Manager recognized a specific reserve related to the impaired value on a restructured loan in the amount of $500,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
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
      The following is a roll-forward of the allowance for loan losses for the year ended June 30, 2005:

	Balance			Balance
Description	July 1, 2004	Provisions	Deductions	June 30, 2005

General Valuation Allowance	$2,500,000	$—	$(41,000)	$2,459,000
Specific Allowance(1)	7,000,000	2,775,000	(7,000,000)	2,775,000

Total	$9,500,000	$2,775,000	$(7,041,000)	$5,234,000

(1)	Rightstar Loan Allowance — As of June 30, 2005, we had commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $7,704,000. Of the 4 lenders included in this loan, 1 lender has priority over the remaining 3 lenders in the approximate amount of $14 million pursuant to an inter-creditor agreement. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. Foreclosure proceedings were delayed during the three months ended June 30, 2005 due to issues encountered in obtaining a license to operate the facilities. We cannot estimate when the foreclosure will be completed or when we may obtain title to the underlying properties. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties, we may have to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. During the year ended June 30, 2005, the State of Hawaii notified the lenders of a potential trust fund deficit estimated at $19.5 million and claimed this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. However, we re-evaluated the underlying value of the collateral including this estimated trust fund deficit. Based on this estimate, we calculated our total specific reserve allowance of approximately $2,275,000. During July 2005, we and Fund I acquired the lender’s position which held priority over the remaining 3 lenders by acquiring its balance of the loan for approximately $15.5 million, including accrued interest of approximately $1.5 million, of which our portion is approximately $10.1 million, including accrued interest of approximately $1 million. We acquired this balance to expedite the foreclosure process and remove the lender from its priority position which had the potential to impair the value we may receive at the time the property is sold.

Impairment on Restructured Loan — During the fiscal year ended June 30, 2005, we restructured a loan where we changed the interest rate on the loan from 12.5% to 6.25%. An impairment of $500,000 reflects the difference between the present value of the future cash flows to be received under the original loan and the present value of future cash flows to be received under the restructured loan discounted at the effective interest rate. The $500,000 impairment is specifically reserved for in the allowance for loan losses.
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
      Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2005, our Manager had provided for $2.4 million as a general allowance for loan losses and approximately $2.8 million as a specific allowance for loan losses. At June 30, 2005, five of our loans were non-performing (more than 90 days past due on principal or interest payments) totaling approximately $36.0 million as summarized above. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

      During the year ended June 30, 2003, we re-evaluated the underlying collateral for one of our loans with a principal balance of $13.0 million. The collateral is 570 acres of land near Austin, Texas. We made the loan for construction of an 18-hole golf course and clubhouse. As foreclosure proceedings began, we obtained estimates of current value for the partially completed golf course and estimates of the costs to complete construction. Based on those estimates, we provided a specific allowance for loan loss of $7.0 million related to this impaired loan. During the three months ended September 30, 2004, foreclosure was completed on the loan and we took ownership of the property. Consequently, the asset was removed from our loan portfolio and added to our real estate held for sale portfolio. The related allowance has been netted against the carrying value of the real estate. Our Manager has re- assessed the value of the real estate and has determined no further valuation allowance was deemed necessary on the carrying value of $5,633,000 as of June 30, 2005.
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
      The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2005 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Increase (Decrease) in
Allowance for
Changed Assumption	Loan Losses

Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,354,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$11,771,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,354,000)
Allowance for loan losses assumption decreased by 2.2% of loan portfolio	$(5,234,000)
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
      During the year ended June 30, 2005, cash flows provided by our operating activities approximated $26.6 million. Our investing activities for the year ended June 30, 2005 consisted of cash outlays from new investments in real estate loans totaling $116.9 million, sales of real estate held for sale of $16.4 million, purchase of local agency bonds of $31.9 million, proceeds from loan payoff or sale of real estate loans of $162.8 million, and net proceeds from investment in certificates of deposits, net of new investments, of $1.4 million. Our financing activities primarily consisted of members’ redemptions of $43.9 million and members’ distributions, net of reinvestments, of $16.1 million.
      At June 30, 2005, we had $10.6 million in cash, $1.0 million in certificates of deposit, and $339.4 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We are not obligated to satisfy redemption requests unless we have cash available to satisfy such requests nor are we obligated to liquidate assets to satisfy such requests. We believe we have sufficient working capital to meet our operating needs in the near term.
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
      We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $36.0 million as of June 30, 2005 compared to $46.0 million as of June 30, 2004 and real estate held for sale totaling $51.2 million as of June 30, 2005 compared to $28.3 million as of June 30, 2004. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that total non-performing assets at June 30, 2005 have increased primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition. See the discussion under “Asset Quality and Loan Reserves.”. In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2005, the total of redemptions made from inception was $98.8 million. Balances in Members’ capital accounts as of January 1, 2005 was $357 million, which limited redemptions to $35.7 million for calendar 2005. As of June 30, 2005, remaining requests to redeem are approximately $0.1 million in 2005, $32.5 million in 2006, $29.3 million in 2007, $26.3 million in 2008, $23.7 million in 2009, $21.3 million in 2010, $19.2 million in 2011, $17.3 million in 2012, $15.6 million in 2013, $14.0 million in 2014, $12.6 million in 2015, and $6.1 million in 2016 had been logged, subject to unit valuation adjustments. We will redeem the units scheduled for redemption during 2006 on or about January 3, 2006.
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
      Our Manager is currently pursuing a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing declaration of effectiveness by the SEC of a registration statement, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. Amendment No. 5 of the Form S-4 registration statement for Vestin Realty Trust II was filed on December 20, 2005 with the Securities and Exchange Commission.
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
      Most of our assets consist of investments in real estate loans, including those that are financed under intercreditor agreements. At June 30, 2005, our aggregate investment in real estate loans was approximately $217,553,000 net of allowance with a weighted average effective interest rate of 9.95%. Loans financed under inter-creditor agreements totaled $25,655,000 at June 30, 2005 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 11.15%. These real estate loans mature within the next 12 months. Most of the real estate loans have a term of 12 months; the weighted average term of outstanding loans at June 30, 2005 was 18 months. All of the outstanding real estate loans at June 30, 2005 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.
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
Interest Earning Assets Aggregated by Maturity Twelve Months Ended June 30, 2005

	2005	2006	2007	2008	2009	Thereafter	Total

Interest Earning Assets
Investments in real estate loans	$118,525,000	$93,588,000	$23,305,000	$—	$—	$—	$235,418,000
Weighted Average interest rates	10.83%	9.84%	6.21%	—	—	—	9.95%

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
      The following table reconciles the face amount of our local agency bonds as of June 30, 2005 to the fair market value of our local agency bonds reflected on our balance sheet as of June 30, 2005.

		Unamortized
Local Agency Bonds-Fair Market Value	Face Amount	Discount	Unrealized Loss	Balance Sheet

Fixed rate bonds	$23,360,000	$6,855,000	$804,000	$15,701,000
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
      On January 3, 2006 the Board of Directors of Vestin Group, Inc., the parent corporation of our Manager, concluded that the previously issued audited financial statements of Vestin Fund II, LLC (the “Company”) for the fiscal year ended June 30, 2005 should no longer be relied upon and is restated in this filing. The Board of Directors reached this conclusion after consultations with the Manager’s staff.
      The Audit Committee has discussed the matters set forth above with the Company’s independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP.
      The Company is filing this Amendment No. 1 on Form 10-K/ A to amend its Form 10-K for the year ended June 30, 2005 as filed with the Securities and Exchange Commission on September 13, 2005 (the “Original Filing”) to reflect the restatement of its balance sheet as of June 30, 2005, its statements of income for the year ended June 30, 2005, its statement of members’ equity and comprehensive income, its statement of cash flow for the year ended June 30, 2005 and related notes to correct the capitalization of expenses and record an allowance for impairment on a restructured loan.
      The Company concluded that its financial statements should be restated to account for the restructuring of a loan and the related expenses incurred to restructure the loan. The restructured loan decreased the interest rate from 12.5% to 6.25%, which resulted in an impairment of $500,000. The impairment reflects the difference between the present value of future cash flows to be received under the original loan and the present value of future cash flows to be received under the restructured loan discounted at the effective rate. Professional fees of approximately $590,000 were accounted for as an increase in the principal balance of the loan and have been restated as an expense on the statement of income.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
      We do not have any directors or officers. We are managed by Vestin Mortgage who is engaged in asset management, real estate lending and other financial services. Vestin Mortgage, a privately held company and wholly-owned subsidiary of Vestin Group, has no audit committee and no requirement of independence at this time. However, the directors listed below are currently functioning as an audit committee operating under a written Audit Committee Charter adopted by Vestin Group’s board of directors.
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
      During the fiscal years ended June 30, 2005 and June 30, 2004, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	June 30, 2005	June 30, 2004

Audit Fees	$328,000	$43,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$2,000
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
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
Dated: January 4, 2006

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
      As discussed in Note B (“Restatement”) and Note D (“Investments in Real Estate Loans”) to the financial statements, the Company has restated the accompanying balance sheet as of June 30, 2005 and its statements of income, members’ equity and comprehensive income and cash flows for the year ended June 30, 2005.
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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
September 9, 2005,
except as to notes B and D for which the
date is January 4, 2006

VESTIN FUND II, LLC
BALANCE SHEETS

	June 30, 2005(1)	June 30, 2004

ASSETS
Cash	$10,566,000	$11,937,000
Certificates of deposit	1,000,000	2,425,000
Investment in local agency bonds	15,701,000	—
Interest and other receivables	3,234,000	4,224,000
Due from Fund I	1,560,000	2,987,000
Investment in real estate loans, net of allowance for loan losses of $5,234,000 and $9,500,000 at June 30, 2005 and June 30, 2004, respectively	217,553,000	303,853,000
Real estate held for sale	51,215,000	28,264,000
Real estate held for sale — seller financed	12,631,000	5,708,000
Notes receivable, net of allowance of $2,247,000 at June 30, 2005 and $0 at September 30, 2004	328,000	—
Note receivable from Fund I	—	4,278,000
Prepaid expenses	20,000	—
Assets under secured borrowings	25,655,000	61,924,000
Fixed assets, net	7,000	—

Total assets	$339,470,000	$425,600,000

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,148,000	$338,000
Due to Manager	214,000	1,503,000
Due to Vestin Group	1,000	385,000
Secured borrowings	25,655,000	61,924,000
Deferred income	1,372,000	381,000

Total liabilities	28,390,000	64,531,000

Members’ equity — authorized 50,000,000 units at $10 per unit, 32,810,551 units issued and outstanding at June 30, 2005 and 36,804,169 units issued and outstanding at June 30, 2004	311,080,000	361,069,000

Total members’ equity	311,080,000	361,069,000

Total liabilities and members’ equity	$339,470,000	$425,600,000

(1)	As restated, see Note B
The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF INCOME

	For the Year Ended

	June 30, 2005(1)	June 30, 2004	June 30, 2003

Revenues
Interest income from investment in real estate loans	$25,301,000	$38,825,000	$39,541,000
Gain on sale of real estate held for sale	759,000	—	—
Revenue related to the sale of real estate	—	2,333,000	—
Adjustment to allowance for loan losses	41,000	—	—
Other income	2,616,000	2,311,000	772,000

Total revenues	28,717,000	43,469,000	40,313,000

Operating expenses
Management fees	1,060,000	1,025,000	793,000
Provision for loan losses	2,775,000	2,605,000	8,700,000
Interest expense	3,526,000	5,681,000	3,307,000
Write off of deferred offering costs	—	—	1,094,000
Loss on sale of real estate held for sale	829,000	—	—
Write downs on real estate held for sale	7,486,000	10,000	2,073,000
Expenses related to real estate held for sale	2,784,000	1,559,000	—
Professional fees	1,202,000	676,000	—
Other	167,000	182,000	574,000

Total operating expenses	19,829,000	11,738,000	16,541,000

NET INCOME	$8,888,000	$31,731,000	$23,772,000

Net income allocated to members	$8,888,000	$31,731,000	$23,772,000

Net income allocated to members per weighted average membership units	$0.26	$0.86	$0.76

Weighted average membership units	34,769,757	36,714,812	31,430,793

(1)	As restated, see Note B
The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

	Units	Amount

Members’ equity at June 30, 2002	23,239,836	$232,476,000
Issuance of units	15,698,394	156,984,000
Distributions	—	(34,688,000)
Reinvestments of distributions	941,883	9,419,000
Members’ redemptions	(1,277,265)	(12,774,000)
Net income	—	23,772,000

Members’ equity at June 30, 2003	38,602,848	375,189,000
Issuance of units	2,667,700	26,677,000
Distributions	—	(29,097,000)
Reinvestments of distributions	782,300	7,823,000
Members’ redemptions	(5,248,679)	(51,254,000)
Net income	—	31,731,000

Members’ equity at June 30, 2004	36,804,169	361,069,000
Net income(1)	—	8,888,000
Comprehensive income:
Unrealized (loss) on marketable securities available for sale	—	(804,000)

Total comprehensive income	—	8,084,000
Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	—	1,984,000
Distributions	—	(20,113,000)
Reinvestments of distributions	396,616	3,966,000
Members’ redemptions	(4,390,234)	(43,910,000)

Members’ equity at June 30, 2005(1)	32,810,551	$311,080,000

(1)	As restated, see Note B
The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF CASH FLOWS

	For the Year Ended

	June 30, 2005(1)	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income	$8,888,000	$31,731,000	$23,772,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,775,000	2,605,000	8,700,000
Adjustment to allowance for loan losses	(41,000)	—	—
Gain on sale of real estate held for sale	(759,000)	—	—
Loss on sale of real estate held for sale	829,000	—	109,000
Write down of real estate held for sale	7,486,000	10,000	2,073,000
Write down on local agency bond	—	—	—
Interest income accrued to loan balance	402,000	—	—
Change in operating assets and liabilities:	—	—	—
Interest and other receivables	216,000	(444,000)	(2,070,000)
Due from Fund I	1,427,000	(2,771,000)	—
Due from related party	—	—	258,000
Deferred bond offering costs	—	—	1,094,000
Note receivable from Fund I	4,278,000	—	(838,000)
Prepaid expenses	(20,000)	—	—
Accounts payable and accrued liabilities	811,000	219,000	118,000
Due to Manager	(289,000)	(1,072,000)	513,000
Due to Vestin Group	(384,000)	(23,000)	—
Deferred income	991,000	381,000	—

Net cash provided by operating activities	26,610,000	30,636,000	33,729,000

Cash flows from investing activities:
Investments in loans on real estate	(77,218,000)	(215,225,000)	(273,392,000)
Purchase of investments in real estate loans	(27,058,000)	(32,653,000)	(44,304,000)
Purchase of real estate loans from:
Vestin Fund I, LLC	—	(10,000,000)	(17,725,000)
Vestin Fund III, LLC	(10,000,000)	—	—
Manager	—	—	(7,077,000)
Vestin Group, Inc.	—	—	(15,023,000)
Other related party	(2,700,000)	—	(5,658,000)
Proceeds received from sale of real estate loans to:
Vestin Fund I, LLC	600,000	806,000	15,250,000
Vestin Fund III, LLC	5,000,000	10,000,000	—
Manager	—	—	501,000
Vestin Group, Inc.	—	—	4,500,000
Other related party	4,000,000	—	2,675,000
Proceeds from loan payoff	136,158,000	183,048,000	110,747,000
Sales of investments in real estate loans	17,033,000	77,928,000	85,027,000
Repayment of secured borrowing	—	(2,442,000)	—
Assets transferred from Vestin Group	—	—	(2,000,000)
Cash outlay for investments in real estate held for sale	(177,000)	(455,000)	—
Proceeds from sale of real estate held for sale	16,397,000	3,754,000	—
Purchase of local agency bonds	(31,942,000)	—	—
Cash proceeds from local agency bond	565,000	—	—
Purchase of investments in certificates of deposit	—	(265,000)	(4,650,000)
Purchase of fixed assets	(7,000)	—	—
Proceeds from investment in certificates of deposit	1,425,000	8,915,000	—

Net cash provided by (used in) investing activities	32,076,000	23,411,000	(151,129,000)

VESTIN FUND II, LLC
STATEMENTS OF CASH FLOWS — (Continued)

	For the Year Ended

	June 30, 2005(1)	June 30, 2004	June 30, 2003

Cash flows from financing activities:
Proceeds from issuance of membership units	—	26,677,000	156,984,000
Members’ distributions, net of reinvestments	(16,147,000)	(21,274,000)	(25,269,000)
Members’ redemptions	(43,910,000)	(51,254,000)	(12,773,000)
Proceeds from draws on line of credit	—	—	5,000,000
Payment on line of credit	—	(2,000,000)	(3,000,000)

Net cash provided by (used in) financing activities	(60,057,000)	(47,851,000)	120,942,000

NET CHANGE IN CASH	(1,371,000)	6,196,000	3,542,000
Cash, beginning of period	11,937,000	5,741,000	2,199,000

Cash, end of period	$10,566,000	$11,937,000	$5,741,000

Supplemental disclosures of cash flows information:
Non-cash investing activities:
Loans funded through secured borrowing	$36,269,000	$37,636,000	$26,730,000

Real estate held for sale acquired through foreclosure	$37,627,000	$15,456,000	$16,046,000

Note receivable from Vestin Mortgage related to sale of rights to receive proceeds of guarantee	$1,000,000	$—	$1,715,000

Due to manager assumed through foreclosure	$—	$—	$745,000

Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	$1,984,000	$—	$—

Ownership of real estate held for sale assigned from Fund I	$7,424,000	$—	$—

Loans rewritten with same or similar property as collateral	$—	$41,331,000	$35,853,000

Unrealized loss on marketable securities	$804,000	$—	$—

Note receivable received from guarantor in exchange for release of guarantee	$328,000	$—	$—

Investment in real estate held for sale reclassified from interest receivable	$9,000	$—	$—

Note receivable from Vestin Mortgage paid off though relief of Due to manager	$1,000,000	$—	$—

Other receivable related to local agency bond liquidation	$446,000	$—	$—

(1)	As restated, see Note B
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
      As of June 30, 2005, all but two of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. As of June 30, 2005, two of our loans were amortizing loans with a total balance of approximately $18,686,000 and had terms ranging from twelve to sixty-eight months. In addition, we invest in real estate loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2005, we had $48 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion is $1.8 million. At June 30, 2004, we had $112.0 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $137.0 million, including participating lenders. These loans had interest reserves of approximately $7.3 million, of which our portion was $6.0 million.

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

Increase (Decrease)
in Allowance for
Changed Assumption	Loan Losses

Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,354,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$11,771,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,354,000)
Allowance for loan losses assumption decreased by 2.2% of loan portfolio	$(5,234,000)
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
NOTE B — RESTATEMENT
      Subsequent to the original filing of the Company’s June 30, 2005 Form 10-K, the Company concluded that its financial statements should be restated to account for the restructuring of a loan and the related expenses incurred to restructure the loan. The restructured loan decreased the interest rate from 12.5% to 6.25% which resulted in an impairment of $500,000. The impairment reflects the difference between the present value of future cash flows to be received under the original loan and the present value of future cash flows to be received under the restructured loan discounted at the effective rate. Professional fees of approximately $590,000 were accounted for as an increase in the principal balance of the loan and have been restated as an expense on the statement of income.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The restatements have been made to the financial statements as follows:

	As Previously
Balance Sheet as of June 30, 2005	Reported	Adjustment	As Restated

Investment in real estate loans, net of allowance for loan losses	$218,643,000	$(1,090,000)	$217,553,000
Total Assets	$340,560,000	$(1,090,000)	$339,470,000
Members’ Equity	$312,170,000	$(1,090,000)	$311,080,000
Total members’ equity	$312,170,000	$(1,090,000)	$311,080,000
Total liabilities and members’ equity	$340,560,000	$(1,090,000)	$339,470,000

	As Previously
Statement of Income for the Year Ended June 30, 2005	Reported	Adjustment	As Restated

Operating expenses
Provision for loan losses	$2,275,000	$500,000	$2,775,000
Professional fess	$612,000	$590,000	$1,202,000
Total Operating Expenses	$18,739,000	$1,090,000	$19,829,000
Net Income	$9,978,000	$(1,090,000)	$8,888,000
Net Income allocated to members	$9,978,000	$(1,090,000)	$8,888,000
Net income allocated to members per weighted average membership units	$0.29	$(0.03)	$0.26

	As Previously
Statement of Members Equity and Comprehensive Income	Reported	Adjustment	As Restated

Net income for the year ended June 30, 2005	$9,978,000	$(1,090,000)	$8,888,000
Total comprehensive income	$9,174,000	$(1,090,000)	$8,084,000
Members’ equity at June 30, 2005	$312,170,000	$(1,090,000)	$311,080,000

	As Previously
Statement of Cash Flows for the Year Ended June 30, 2005	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net Income	$9,978,000	$(1,090,000)	$8,888,000
Provision for loan losses:	$2,275,000	$500,000	$2,775,000
Net cash provided by operating activities:	$27,200,000	$(590,000)	$26,610,000
Cash flows from investing activities:
Investment in loans in real estate	$(77,808,000)	$590,000	$(77,218,000)
Net cash provided by (used in) investing activities	$31,486,000	$590,000	$32,076,000
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As of June 30, 2005, 19% of the Company’s real estate loans were in Nevada compared to 29% at June 30, 2004 and 36% of the Company’s real estate loans were in California compared to 25% at June 30, 2004. As a result of this geographical concentration of the Company’s real estate loans, a downturn in the local real estate markets in Nevada and/or California could have a material adverse effect on the Company.
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
      Investments in real estate loans as of June 30, 2005 are as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	4	$57,313,000	8.69%	24.35%	67.58%
Bridge(3)	7	34,859,000	9.81%	14.81%	57.02%
Commercial	14	81,923,000	9.53%	34.80%	73.16%
Construction	4	7,547,000	10.31%	3.21%	68.81%
Land	7	53,776,000	12.00%	22.83%	59.66%

	36	$235,418,000	9.95%	100.00%	66.23%

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Investments in real estate loans as of June 30, 2004 are as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	9	$70,320,000	9.48%	22.04%	64.22%
Bridge(3)	17	52,363,000	10.11%	16.41%	48.03%
Commercial	14	77,210,000	12.07%	24.20%	65.95%
Construction	7	58,606,000	11.95%	18.37%	62.49%
Land	8	60,562,000	9.95%	18.98%	57.31%

	55	$319,061,000	10.90%	100.00%	60.55%

(1)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale. Additionally, during the fiscal year ended June 30, 2005, we restructured a loan where we changed the interest rate on the loan from 12.5% to 6.25%. The present value of the future cash flows from the restructured note using the effective interest rate yields an impaired balance of approximately $500,000. The impairment value is specifically reserved in the allowance for loan losses.

	June 30, 2005	June 30, 2004
	Balance	Balance

Balance per Loan Portfolio	$235,418,000	$319,061,000
Less:
Seller financed loans included in real estate held for sale	(12,631,000)	(5,708,000)
Allowance for loan losses	(5,234,000))	(9,500,000)

Balance per Balance Sheet	$217,553,000	$303,853,000

(2)	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower, and also may precede the placement of the loan with us. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(3)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. Going forward, we expect to report bridge loans within the commercial category.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of priority of real estate loans as of June 30, 2005 and 2004:

	June 30, 2005	Portfolio	June 30, 2004	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage

First trust deeds	$228,668,000	97.14%	$311,178,000	97.53%
Second trust deeds**	6,750,000	2.86%	7,883,000	2.47%

	$235,418,000	100.00%	$319,061,000	100.00%

*	Please see footnote (1) above.

**	Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.
      The following is a schedule of maturities of investments in real estate loans as of June 30, 2005:

2005	$118,525,000
2006	93,588,000
2007	23,305,000

$235,418,000

      The following is a schedule by geographic location of investments in real estate loans as of June 30, 2005 and 2004:

	June 30, 2005	Portfolio	June 30, 2004	Portfolio
	Balance*	Percentage	Balance*	Percentage

Arizona	$38,184,000	16.22%	$45,322,000	14.20%
California	84,818,000	36.03%	80,869,000	25.35%
Florida	—	—	656,000	0.21%
Hawaii	25,704,000	10.91%	34,283,000	10.75%
Nevada	45,051,000	19.14%	91,349,000	28.63%
New York	20,000,000	8.50%	19,998,000	6.27%
North Carolina	—	—	1,610,000	0.50%
Oklahoma	2,155,000	0.92%	—	—
Texas	19,506,000	8.28%	44,974,000	14.09%

	$235,418,000	100.00%	$319,061,000	100.00%

*	Please see footnote (1) above.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      At June 30, 2005, five of our loans totaling approximately $36.0 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. The following schedule summarizes the non-performing loans:

				Percentage of
	Balance		Number of Months	Total Loan
Description of Collateral	June 30, 2005	Maturity Date	Non-Performing	Balance

4 cemeteries and 8 mortuaries in Hawaii	$7,704,000	03/31/2004	15	23%
Racetrack and hotel in Vernon, NY	20,000,000	06/30/2005	11	77%
25 acres tentatively mapped for 104 single family residential lots in Palm Springs, California	1,195,000	01/23/2006	8	92%
4 separate commercial parcels in Rancho Cucamonga, Palm Springs, and Cathedral City, CA	1,558,000	04/16/2005	3	22%
Development of 400 single and multi- family residential lots in Cathedral City, California	5,539,000	04/20/2005	8	85%

	$35,996,000

      Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of June 30, 2005, we have provided a general allowance for loan losses of approximately $2,459,000. Our Manager recognized a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is $2,275,000. Additionally, our Manager recognized a specific reserve related to the impaired value on a restructured loan in the amount of $500,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
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
      The following is a roll-forward of the allowance for loan losses for the year ended June 30, 2005:

	Balance			Balance
Description	July 1, 2004	Provisions	Deductions	June 30, 2005

General Valuation
Allowance	$2,500,000	$—	$(41,000)	$2,459,000
Specific allowance(1)	7,000,000	2,775,000	(7,000,000)	2,775,000

Total	$9,500,000	$2,775,000	$(7,041,000)	$5,234,000

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

(1)	Rightstar Loan Allowance — As of June 30, 2005, we had commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $7,704,000. Of the 4 lenders included in this loan, 1 lender has priority over the remaining 3 lenders in the approximate amount of $14 million pursuant to an inter-creditor agreement. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. Foreclosure proceedings were delayed during the three months ended June 30, 2005 due to issues encountered in obtaining a license to operate the facilities. We cannot estimate when the foreclosure will be completed or when we may obtain title to the underlying properties. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties, we may have to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. During the year ended June 30, 2005, the State of Hawaii notified the lenders of a potential trust fund deficit estimated at $19.5 million and claimed this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. However, we re-evaluated the underlying value of the collateral including this estimated trust fund deficit. Based on this estimate, we calculated our total specific reserve allowance for loss of approximately $2,275,000. During July 2005, we and Fund I acquired the lender’s position which held priority over the remaining 3 lenders by acquiring its balance of the loan for approximately $15.5 million, including accrued interest of approximately $1.5 million of which our portion is approximately $10.1 million, including accrued interest of approximately $1 million. We acquired this balance to expedite the foreclosure process and remove the lender from its priority position which had the potential to impair the value we may receive at the time the property is sold.

Impairment on Restructured Loan — During the fiscal year ended June 30, 2005, we restructured a loan where we changed the interest rate on the loan from 12.5% to 6.25%. An impairment of $500,000 reflects the difference between the present value of the future cash flows to be received under the original loan and the present value of future cash flows to be received under the restructured loan discounted at the effective interest rate. The $500,000 impairment is specifically reserved for in the allowance for loan losses.
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
      Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2005, our Manager had provided for $2.4 million as a general allowance for loan losses and a $2.8 million specific allowance for loan losses. At June 30, 2005, five of our loans were non-performing (more than 90 days past due on principal or interest payments) approximately $36.0 million as summarized above. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
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
      As discussed in Note G, during the year ended June 30, 2005, we acquired an additional $5.8 million of one of the three local agency bonds whereby we held 100% of the local agency bond. As of June 30, 2005, we foreclosed on the collateral securing the local agency bond, a 504 unit apartment complex located in Austin, Texas, with a cost of approximately $15.4 million, including fees of $947,000. Upon the foreclosure of the property, we received approximately $1.0 million which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a recent appraisal of the 504 unit apartment complex located in Austin, Texas, no valuation allowance was deemed necessary as of June 30, 2005. The value of this investment is no longer treated as a marketable security and has been reclassified as real estate held for sale. The accumulated unrealized loss of $244,000 related to this investment

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
was not realized and the amount of this other comprehensive loss has been reported as a part of the cost of the real estate held for sale.
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
NOTE F — RELATED PARTY TRANSACTIONS

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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
NOTE H — REAL ESTATE HELD FOR SALE - SELLER FINANCED
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE I — SECURED BORROWINGS
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
NOTE J — NOTES RECEIVABLE
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
NOTE K — NOTE RECEIVABLE FROM MANAGER
      During March 2004, we foreclosed on two loans and took title to the related properties, which consisted of two undeveloped parcels of land in Austin and Cedar Park, Texas. Our original carrying value (before $1,984,000 in valuation allowances) of the properties was $5,216,000. During September 2004, our Manager estimated the current value of the properties to be $1,650,000 based on updated appraisals. We have assigned the rights to any future judgments related to the personal guarantees associated with the loans to the Manager in exchange for $3,566,000, which is the estimated deficiency on the value of the properties. We received $2,566,000 in cash and a note receivable from Vestin Mortgage of $1,000,000. The note bears interest at 8%, is payable in monthly interest only installments of $20,000, and matures in August 2005. This transaction results in a recovery net of legal and collection costs of $1,984,000 which is shown as a capital contribution from our Manager. During the year ended June 30, 2005 this note was paid off through the relief of amounts due to our Manager.
NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
NOTE M — LEGAL MATTERS INVOLVING THE MANAGER
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
      The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. We are not a party to the Action.
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
NOTE N — LEGAL MATTERS INVOLVING THE COMPANY
      The staff of the Pacific Regional Office of the SEC has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund III. We have fully cooperated during the course of the

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
informal inquiry. The Staff has notified us, Fund I, Fund III, our Manager, Vestin Capital and Michael Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b05 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendations and any remedies that might be sought by the Staff. Based upon these discussions, we currently believe that Fund I, Fund II and Fund III will not be named as parties in any enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.
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
NOTE O — REDEMPTION LIMITATION
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
      Our Manager is currently pursuing a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing declaration of effectiveness by the SEC of a registration statement, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. Amendment No. 5 of the Form S-4 registration statement for Vestin Realty Trust II was filed on December 20, 2005 with the Securities and Exchange Commission.
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE P — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following schedule is a selected quarterly financial date for fiscal year ended June 30, 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$10,067,000	$6,890,000	$5,918,000	$5,842,000	$28,717,000
Expenses	3,413,000	1,657,000	8,800,000	5,959,000	19,829,000

Net income (loss)	$6,654,000	$5,233,000	$(2,882,000)	$(117,000)	$8,888,000

Net income allocated to members per weighted average membership units	$0.18	$0.14	$(0.09)	$(0.00)	$0.26

Weighted average membership units	36,845,690	36,615,137	32,761,982	32,779,096	34,769,757

      The following schedule is a selected quarterly financial date for fiscal year ended June 30, 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$11,905,000	$10,465,000	$11,926,000	$9,173,000	$43,469,000
Expenses	2,447,000	4,075,000	2,625,000	2,591,000	11,738,000

Net income	$9,458,000	$6,390,000	$9,301,000	$6,582,000	$31,731,000

Net income allocated to members per weighted average membership units	$0.24	$0.16	$0.26	$0.18	$0.86

Weighted average membership units	39,971,474	40,029,576	35,127,158	37,143,153	36,714,812

NOTE Q — SUBSEQUENT EVENTS
      During August 2005, we foreclosed on a local agency bond with a cost of approximately $8.3 million. Upon the foreclosure of the property, a 278 unit apartment complex located in Fort Worth, Texas, we received approximately $245,000, which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a purchase offer of the 278 unit apartment complex located in Fort Worth, Texas, no valuation allowance was deemed necessary as of June 30, 2005. Following the foreclosure of the property, the value of this investment will no longer be treated as a marketable security and will be reclassified as real estate held for sale. The accumulated unrealized loss of $279,000 related to this investment was not realized and the amount of this other comprehensive loss will be reported as a part of the cost of the real estate held for sale.
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
NOTE R — OTHER MATTER
      Our Manager is currently pursuing a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing declaration of effectiveness by the SEC of a registration statement, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. Amendment No. 5 of the Form S-4 registration statement for Vestin Realty Trust II was filed on December 20, 2005 with the Securities and Exchange Commission.

Schedule I
Vestin Fund II, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOAN ROLLFORWARD

Balance, June 30, 2003	$352,481,000
Additions during the period
New mortgage loans	262,134,000
Mortgage loans bought	44,159,000
Deductions during the period
Collections of principal	220,379,000
Foreclosed loans (Real estate held for sale)	24,625,000
Mortgage loans sold	94,709,000

(33,420,000)

Balance, June 30, 2004	$319,061,000

Additions during the period
New mortgage loans	72,219,000
Mortgage loans bought	39,758,000
Deductions during the period
Collections of principal	135,959,000
Foreclosed loans (Real estate held for sale)	37,627,000
Mortgage loans sold	22,034,000

(83,643,000)

Balance, June 30, 2005	$235,418,000

Schedule II
Vestin Fund II, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY TYPE OF PROPERTY
As of June 30, 2005:

					Amount
		Face Amount of	Carrying	Maturity	Subject to
Type of Property	Interest Rate	Loan	Amount of Loan	Date	Delinquency

Commercial	5%-14%	$151,525,000	$81,923,000	3/04-2/07	$27,703,000
Construction	8%-13%	$29,145,000	$7,547,000	8/05-7/06	$—
Acquisition and Development	8%-12%	$79,162,000	$57,313,000	1/05-1/06	$5,539,000-
Land	10%-14%	$102,579,000	$53,776,000	6/05-4/06	$—
Bridge	8%-14%	$49,720,000	$34,859,000	8/05-4/06	$2,754,000
As of June 30, 2004:

					Amount
		Face Amount of	Carrying	Maturity	Subject to
Type of Property	Interest Rate	Loan	Amount of Loan	Date	Delinquency

Commercial	8%-14%	$101,121,000	$77,210,000	8/04-3/05	$12,310,000
Construction	11%-15%	$100,500,000	$58,606,000	6/03-8/05	$20,037,000
Acquisition and Development	7.5%-13%	$121,325,000	$70,320,000	11/04-1/06	$—
Land	12%-14%	$30,630,000	$60,562,000	9/04-6/05	$—
Bridge	6%-14%	$158,031,750	$52,363,000	7/04-4/06	$13,664,000

Schedule III
Vestin Fund II, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY LIEN POSITION
As of June 30, 2005:

					Amount
	Face Amount of		Carrying	Maturity	Subject to
Lien Position	Loan	Interest Rate	Amount of Loan	Date	Delinquency

1st	$402,067,000	5%-14%	$228,668,000	3/04-12/07	$30,457,000
2nd	$10,064,000	10%-15%	$6,750,000	4/05-10/06	$5,539,000
As of June 30, 2004:

					Amount
	Face Amount of		Carrying	Maturity	Subject to
Lien Position	Loan	Interest Rate	Amount of Loan	Date	Delinquency

1st	$501,332,000	5.5%-15%	$311,178,000	6/03-4/06	$46,051,000
2nd	$10,275,000	9.0%-13.0%	$7,883,000	12/04-4/05	$—

Schedule IV
Vestin Fund II, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO
As of June 30, 2005:

						Amount
	Interest	Maturity	Lien	Face Amount of	Carrying	Subject to
Description of Loan	Rate	Date	Position	Loan	Amount of Loan	Delinquency

Acquisition and Development	9.00%	7/13/05	1st	$30,000,000	$27,574,000	$—
Acquisition and Development	8.00%	1/25/06	1st	$35,000,000	$24,040,000	$—
Land	10.00%	3/30/06	1st	$35,000,000	$23,918,000	$—
Commercial	11.00%	6/30/05	1st	$26,000,000	$20,000,000	$20,000,000
Bridge	8%	5/20/06	1st	$18,000,000	$18,000,000	$—
Commercial	6.25%	12/25/07	1st	$13,000,000	$11,377,000	$—
Land	14.00%	2/15/06	1st	$21,632,000	$10,772,000	$—
Land	13.00%	7/22/05	1st	$20,000,000	$8,757,000	$—
Commercial	14.00%	3/31/04	1st	$34,000,000	$7,704,000	$7,704,000
Commercial	5.00%	9/21/07	1st	$15,334,000	$7,310,000	$—
As of June 30, 2004:

						Amount
	Interest	Maturity	Lien	Face Amount of	Carrying	Subject to
Description of Loan	Rate	Date	Position	Loan	Amount of Loan	Delinquency

Bridge	10.00%	3/30/06	1st	$35,000,000	$22,857,000	$—
Land	12.00%	12/18/04	1st	$12,365,000	$9,382,000	$—
Construction	14.00%	8/1/03	1st	$17,500,000	$12,096,000	$12,096,000
Commercial	12.5%	11/03/03	1st	$12,500,000	$12,310,000	$12,310,000
Construction	13.50%	8/31/05	1st	$51,450,000	$23,479,000	$—
Bridge	8.00%	5/20/05	1st	$18,000,000	$17,199,000	$—
Bridge	5.50%	6/25/05	1st	$15,500,000	$13,664,000	$13,664,000
Commercial	12%	8/27/04	1st	$31,850,000	$20,318,000	$—
Commercial	14%	11/12/04	1st	$11,500,000	$11,500,000	$—
Acquisition and Development	8.00%	1/25/06	1st	$35,000,000	$20,209,000	$—
Acquisition and Development	9.00%	1/13/05	1st	$30,000,000	$20,281,000	$—
Commercial	11.00%	6/28/05	1st	$26,000,000	$19,998,000	$—