Form 10-Q/A
period 2005-09-30
VESTIN FUND II LLC
filed 2006-01-05
CIK 1130284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/ A
(Amendment No. 1)

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 333-52484
VESTIN FUND II, LLC
(Exact name of registrant as specified in its charter)

NEVADA	88-0481336
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8379 WEST SUNSET ROAD., LAS VEGAS, NEVADA	89113 (Zip Code)
(Address of principal executive offices)
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

EXPLANATORY NOTE
      On January 3, 2006 the Board of Directors of Vestin Group, Inc., the parent corporation of our Manager, concluded that the previously issued audited financial statements of Vestin Fund II, LLC (the “Company”) for the fiscal year ended June 30, 2005, should no longer be relied upon and will be restated, and the unaudited quarterly financial information previously reported for the three months ended September 30, 2005, should no longer be relied upon and is restated in this filing. The Board of Directors reached this conclusion after consultations with the Manager’s staff.
      The Audit Committee has discussed the matters set forth above with the Company’s independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP.
      The Company is filing this Amendment No. 1 on Form 10-Q/ A to amend its Form 10-Q for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on November 8, 2005 (the “Original Filing”) to reflect the restatement of its balance sheet as of September 30, 2005 and June 30, 2005, its statement of members’ equity and comprehensive income, and related notes to correct the capitalization of expenses and record an allowance for impairment on the restructured loan.
      We have updated or modified certain disclosures herein for events that occurred subsequent to the original filed date of November 8, 2005. We have amended our Annual Report on Form 10-K/ A for the fiscal year ended June 30, 2005, which is being filed concurrently with this Form 10-Q/ A.

VESTIN FUND II, LLC
BALANCE SHEETS

	September 30, 2005(1)	June 30, 2005(1)

	(Unaudited)
ASSETS
Cash	$24,467,000	$10,566,000
Certificates of deposit	1,000,000	1,000,000
Investment in local agency bonds	—	15,701,000
Interest and other receivables	3,464,000	3,234,000
Due from Fund I	1,595,000	1,560,000
Due from Fund Manager	289,000	—
Investment in real estate loans, net of allowance for loan losses of $5,234,000 at September 30, 2005 and June 30, 2005	220,777,000	217,553,000
Real estate held for sale	49,782,000	51,222,000
Real estate held for sale — seller financed	15,384,000	12,631,000
Notes receivable, net of allowance of $2,085,000 at September 30, 2005 and $2,135,000 at June 30, 2005	328,000	328,000
Prepaid expenses	138,000	20,000
Assets under secured borrowings	4,740,000	25,655,000

Total assets	$321,964,000	$339,470,000

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,356,000	$1,148,000
Due to Manager	—	214,000
Due to Vestin Group	—	1,000
Secured borrowings	4,740,000	25,655,000
Deferred income	1,739,000	1,372,000

Total liabilities	7,835,000	28,390,000

Members’ equity — authorized 50,000,000 units at $10 per unit, 32,875,741 units issued and outstanding at September 30, 2005 and 32,810,551 units issued and outstanding at June 30, 2005	314,129,000	311,080,000

Total members’ equity	314,129,000	311,080,000

Total liabilities and members’ equity	$321,964,000	$339,470,000

(1)	As restated, see Note B
The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF INCOME

	For the Three Months Ended

	September 30, 2005	September 30, 2004

	(Unaudited)
Revenues
Interest income from investment in real estate loans	$6,508,000	$8,572,000
Gain on sale of marketable securities	10,000	—
Other income	1,453,000	1,495,000

Total revenues	7,971,000	10,067,000

Operating expenses
Management fees	273,000	258,000
Provision for loan losses	—	167,000
Interest expense	151,000	1,668,000
Write downs on real estate held for sale	—	37,000
Expenses related to real estate held for sale	1,639,000	1,096,000
Professional fees	92,000	186,000
Other	6,000	1,000

Total operating expenses	2,161,000	3,413,000

NET INCOME	$5,810,000	$6,654,000

Net income allocated to members	$5,810,000	$6,654,000

Net income allocated to members per weighted average membership units	$0.18	$0.18

Weighted average membership units	$32,851,455	$36,845,690

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENT OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

	Units	Amount

Members’ equity at June 30, 2005(1)	32,810,551	$311,080,000
Net income		5,810,000
Comprehensive Income:
Unrealized gain on marketable securities available for sale		804,000

Total comprehensive income		6,614,000
Distributions		(4,230,000)
Reinvestments of distributions	65,242	666,000
Members’ redemptions	(52)	(1,000)

Members’ equity at September 30, 2005 (Unaudited)(1)	32,875,741	$314,129,000

(1)	As restated, see Note B
The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC
STATEMENTS OF CASH FLOWS

	For the Three Months Ended

	September 30, 2005	September 30, 2004

	(Unaudited)
Cash flows from operating activities:
Net income	$5,810,000	$6,654,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	167,000
Recovery of losses on the sale of real estate held for sale	(48,000)	—
Gain on sale of marketable securities	(10,000)	—
Loss on sale of real estate held for sale	—	37,000
Interest income accrued to loan balance	—	(397,000)
Change in operating assets and liabilities:
Interest and other receivables	728,000	(3,030,000)
Due from Fund I	(35,000)	1,517,000
Note receivable	48,000	—
Note receivable from Fund I	—	4,278,000
Prepaid expenses	(118,000)	—
Accounts payable and accrued liabilities	208,000	461,000
Due to Manager	(503,000)	(592,000)
Due to Vestin Group	(1,000)	(370,000)
Deferred income	(990,000)	149,000

Net cash provided by operating activities	5,089,000	8,874,000

Cash flows from investing activities:
Investments in loans on real estate	(61,433,000)	(33,731,000)
Purchase of investments in real estate loans	(1,334,000)	(9,000,000)
Purchase of investments in real estate loans including interest receivable of $958,000	(10,065,000)	—
Purchase of real estate loans from:
Vestin Fund III, LLC	(500,000)	(5,000,000)
Other related party	(11,189,000)	—
Proceeds received from sale of real estate loans to other related party	7,000,000	—
Proceeds from loan payoff	80,057,000	87,385,000
Sales of investments in real estate loans	—	4,303,000
Cash outlay for investments in real estate held for sale	—	(176,000)
Proceeds from sale of investment in real estate	1,265,000	3,446,000
Purchase of real estate held for sale	—	(17,411,000)
Cash proceeds from sale of local agency bond	8,576,000	—
Proceeds from investment in certificates of deposit	—	1,425,000

Net cash provided by investing activities	12,377,000	31,241,000

Cash flows from financing activities:
Proceeds from issuance of membership units	—	1,000
Members’ distributions, net of reinvestments	(3,564,000)	(4,649,000)
Members’ redemptions	(1,000)	(1,089,000)

Net cash used in financing activities	(3,565,000)	(5,737,000)

NET CHANGE IN CASH	13,901,000	34,378,000
Cash, beginning of period	10,566,000	11,937,000

Cash, end of period	$24,467,000	$46,315,000

Supplemental disclosures of cash flows information:
Non-cash investing activities:
Loans funded through secured borrowing	$20,915,000	$29,323,000

Real estate held for sale acquired through foreclosure	$7,939,000	$23,059,000

Note receivable from Vestin Mortgage related to sale of rights to receive proceeds of guarantee	$—	$1,000,000

Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	$—	$1,984,000

Ownership of real estate held for sale assigned from Fund I	$—	$7,424,000

Unrealized gain (loss) on marketable securities	$804,000	$1,193,000

Note receivable received from guarantor in exchange for release of guarantee	$—	$328,000

Deferred gain on sale of real estate where we provided the financing	$1,357,000	$—

Sale of real estate held for sale where we provided the financing	$8,114,000	$—

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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/ A for the year ended June 30, 2005.
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
NOTE B — RESTATEMENT
      Subsequent to the original filing of the Company’s September 30, 2005 Form 10-Q, the Company concluded that its financial statements should be restated to account for the restructuring of a loan and the related expenses incurred to restructure the loan. The restructured loan decreased the interest rate from 12.5% to 6.25%, which resulted in an impairment of $500,000. The impairment reflects the difference between the present value of future cash flows to be received under the original loan and the present value of future cash flows to be received under restructured loan discounted at the effective rate. Professional fees of approximately $590,000, were accounted for as an increase in the principal balance of the loan and have been restated as an expense on the Statement of Income at June 30, 2005.
      The restatements have been made to the financial statements as follows:

	As of September 30, 2005			As of June 30, 2005

	As Previously			As Previously
	Report	Adjustment	As Restated	Reported	Adjustment	As Restated

Balance Sheet
Investment in Real Estate Loans, Net of Allowance for Loan Losses	$221,867,000	$(1,090,000)	$220,777,000	$218,643,000	$(1,090,000)	$217,553,000
Total Assets	$323,054,000	$(1,090,000)	$321,964,000	$340,560,000	$(1,090,000)	$339,470,000
Members’ Equity	$315,219,000	$(1,090,000)	$314,129,000	$312,170,000	$(1,090,000)	$311,080,000
Total Members’ Equity	$315,219,000	$(1,090,000)	$314,129,000	$312,170,000	$(1,090,000)	$311,080,000
Total Liabilities and Members’ Equity	$323,054,000	$(1,090,000)	$321,964,000	$340,560,000	$(1,090,000)	$339,470,000

	As of September 30, 2005

	As Previously
	Report	Adjustment	As Restated

Statement of Members’ Equity and Comprehensive Income
Members’ Equity at June 30, 2005	$312,170,000	$(1,090,000)	$311,080,000
Members’ Equity at September 30, 2005 (Unaudited)	$315,219,000	$(1,090,000)	$314,129,000
NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
      As of September 30, 2005, all but two of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. As of September 30, 2005, two of our loans were amortizing loans with a total balance of approximately $18.6 million and had terms of twelve and thirty-six months. In addition, we invest in real estate loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2005, we had $40.3 million in investments in real estate loans that had interest reserves where the total outstanding principal was

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
approximately $62 million, including participating lenders. These loans had interest reserves of approximately $3.2 million, of which our portion is $0.4 million. At June 30, 2005, we had $48 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion was $1.8 million.

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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
NOTE D — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
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
      As of September 30, 2005, 20% of the Company’s real estate loans were in Nevada compared to 19% at June 30, 2005 and 26% of the Company’s real estate loans were in California compared to 36% at June 30, 2005. Additionally, as of September 30, 2005, 17% of our loans were in Arizona compared to 16% at June 30, 2005 and 14% of our loans were in Hawaii compared to 11% at June 30, 2005. As a result of this geographical concentration of the Company’s real estate loans, a downturn in the local real estate markets in Nevada, Arizona, Hawaii and/or California could have a material adverse effect on the Company.
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE E — INVESTMENTS IN REAL ESTATE LOANS
      We have five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.
      Investments in real estate loans as of September 30, 2005 are as follows:

	Number		Weighted
	of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(3)	Interest Rate	Percentage	Value(2)

Acquisition and development	2	$26,559,000	8.04%	11.00%	79.23%
Commercial(1)	22	142,467,000	9.38%	59.02%	67.79%
Construction	2	6,425,000	12.00%	2.66%	64.47%
Land	7	65,944,000	11.72%	27.32%	57.78%

	33	$241,395,000	9.94%	100.00%	66.24%

      Investments in real estate loans as of June 30, 2005 are as follows:

	Number		Weighted
	of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(3)	Interest Rate	Percentage	Value(2)

Acquisition and development	4	$57,313,000	8.69%	24.34%	67.58%
Commercial(1)	21	116,782,000	9.61%	49.61%	68.40%
Construction	4	7,547,000	10.31%	3.21%	68.81%
Land	7	53,776,000	12.00%	22.84%	59.66%

	36	$235,418,000	9.95%	100.00%	66.23%

(1)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing.

(2)	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower, and also may precede the placement of the loan with us. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

(3)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	September 30, 2005	June 30, 2005
	Balance	Balance

Balance per Loan Portfolio	$241,395,000	$235,418,000
Less:
Seller financed loans included in real estate held for sale	(15,384,000)	(12,631,000)
Allowance for loan losses	(5,234,000)	(5,234,000)

Balance per Balance Sheet	$220,777,000	$217,553,000

      The following is a schedule of priority of real estate loans as of September 30, 2005 and June 30, 2005:

	September 30, 2005	Portfolio	June 30, 2005	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage

First trust deeds	$240,484,000	99.62%	$228,668,000	97.14%
Second trust deeds**	911,000	0.38%	6,750,000	2.86%

	$241,395,000	100.00%	$235,418,000	100.00%

*	Please see footnote (3) above.

**	Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.
      The following is a schedule of maturities of investments in real estate loans as of September 30, 2005:

2005	$69,718,000
2006	153,115,000
2007	18,562,000

$241,395,000

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a schedule by geographic location of investments in real estate loans as of September 30, 2005 and June 30, 2005:

	September 30, 2005	Portfolio	June 30, 2005	Portfolio
	Balance*	Percentage	Balance*	Percentage

Arizona	$40,188,000	16.65%	$38,184,000	16.22%
California	61,874,000	25.63%	84,818,000	36.03%
Hawaii	34,811,000	14.42%	25,704,000	10.91%
Nevada	48,719,000	20.18%	45,051,000	19.14%
New York	19,571,000	8.11%	20,000,000	8.50%
North Carolina	1,560,000	0.65%	—	—
Oklahoma	2,155,000	0.89%	2,155,000	0.92%
Oregon	5,123,000	2.12%	—	—
Texas	22,734,000	9.42%	19,506,000	8.28%
Washington	1,446,000	0.60%	—	—
Wisconsin	3,214,000	1.33%	—	—

Total	$241,395,000	100.00%	$235,418,000	100.00%

*	Please see footnote (3) above.
      At September 30, 2005, three of our loans totaling approximately $36.4 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. The following schedule summarizes the non-performing loans:

	Balance		Number of	Percentage of
	September 30,		Months Non-	Total
Description of Collateral	2005	Maturity Date	Performing	Loan Balance

4 cemeteries and 8 mortuaries in Hawaii Part I	$7,704,000	03/31/2004	18	39% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II	9,107,000	03/31/2004	18	65% of Part II
Racetrack and hotel in Vernon, NY	19,571,000	06/30/2005	14	75%

	$36,382,000

      Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of September 30, 2005, we have provided a general allowance for loan losses of approximately $2,459,000. Our Manager recognized a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is $2,275,000. Additionally, our Manager recognized a specific reserve related to the impairment value on a restructured loan in the amount of $500,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
      Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our Members.
      The following is a roll-forward of the allowance for loan losses for the three months ended September 30, 2005:

	Balance			Balance
Description	June 30, 2005	Provisions	Deductions	September 30, 2005

General Valuation Allowance	$2,459,000	$—	$—	$2,459,000
Specific allowance	2,775,000	—	—	2,775,000

Total(1)	$5,234,000	$—	$—	$5,234,000

(1)	Rightstar Loan Allowance — As of September 30, 2005, we had commenced a judicial foreclosure on a loan secured by four cemeteries and eight mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $7,704,000. Of the four lenders included in this loan, one lender has priority over the remaining three lenders in the approximate amount of $14 million pursuant to an inter-creditor agreement. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. Foreclosure proceedings were delayed during the three months ended September 30, 2005 due to issues encountered in obtaining a license to operate the facilities. We cannot estimate when the foreclosure will be completed or when we may obtain title to the underlying properties. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties, we may have to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. During the year ended June 30, 2005, the State of Hawaii notified the lenders of a potential trust fund deficit estimated at $19.5 million and claimed this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. However, we re-evaluated the underlying value of the collateral including this estimated trust fund deficit. Based on this estimate, we calculated our total specific reserve allowance for loss of approximately $2,275,000. During the three months ended September 30, 2005, we and Fund I acquired the lender’s position which held priority over the remaining three lenders by acquiring its balance of the loan for approximately $15.5 million, including accrued interest of approximately $1.5 million of which our portion is approximately $10.1 million, including accrued interest of approximately $1 million. We acquired this balance to expedite the foreclosure process and remove the lender from its priority position which had the potential to impair the value we may receive at the time the property is sold. The portion acquired net of accrued interest is referred to as “4 cemeteries and 8 mortuaries in Hawaii Part II”.

Impairment on Restructured Loan — During the fiscal year ended June 30, 2005, we restructured a loan where we changed the interest rate on the loan from 12.5% to 6.25%. An impairment of $500,000 reflects the difference between the present value of the future cash flows to be received under the original loan and the present value of the future cash flows to be received under the restructured loan discounted at the effective interest rate. The $500,000 impairment is specifically reserved for in the allowance for loan losses.
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
      In addition, our Manager had granted extensions on eight loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2005 was approximately $41.4 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of September 30, 2005.

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
NOTE F — INVESTMENT IN LOCAL AGENCY BONDS
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
NOTE H — REAL ESTATE HELD FOR SALE — SELLER FINANCED
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

					Principal
		Percentage			Payments	Balance at
	Date	of	Balance at		Received from	September 30,
Description	Acquired	Ownership	July 1, 2005	Acquisitions	Borrower	2005

126 unit (207) bed assisted living facility in Phoenix, AZ	9/08/04	90%	$—	$8,113,000	$—	$8,113,000
An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/03	95%	3,214,000	—	(3,214,000)	—
An uncompleted golf course in Mesquite, Nevada	11/06/02	45%	1,209,000	—	(1,209,000)	—
36 acres of raw land in Mesquite, Nevada	11/27/02	52%	357,000	—	(357,000)	—
Assisted living facility in Las Vegas, Nevada	9/23/04	48%	7,309,000	—	(38,000)	7,271,000
Raw land in Mesquite, Nevada	11/27/02	47%	542,000	—	(542,000)	—

			$12,631,000	$8,113,000	$(5,360,000)	$15,384,000

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
NOTE I — RELATED PARTY TRANSACTIONS

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
NOTE K — SECURED BORROWINGS
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
NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We do not expect the adoption of FIN 47 to have a material impact on its financial position or results of operations.
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

VESTIN FUND II, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
discussions, we currently believe that Fund I, Fund II and Fund III will not be named as parties in the enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.
      We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.
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
NOTE P — SUBSEQUENT EVENT
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
      Our operating results have been adversely affected by the increase in our non-performing assets. Non-performing assets totaled approximately $86.1 million or 27% of our total assets as of September 30, 2005 as compared to $87.2 million or 26% of our assets as of June 30, 2005. At September 30, 2005, non-performing assets consist of approximately $49.7 million of real estate held for sale not sold through seller financing and approximately $36.4 million of non-performing loans. Additionally, our results of operations have been adversely affected by allowances for non-performing loans. As of September 30, 2005, we have provided a general allowance for loan losses of approximately $2.4 million and a specific allowance of approximately $2.3 million on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii (see “Rightstar Loan Allowance”) and approximately $500,000 for an impairment on a restructured loan. The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of September 30, 2005 was 16 months, compared to 18 months at June 30, 2005. In addition our operating results during the past several years have been adversely affected by the fact that interest rates were at a 40-year low. The low interest rates diminish the interest rates we can charge on our loans. The weighted average interest rate on our loans at September 30, 2005 was 9.94% as compared to 9.95% at June 30, 2005.

Our annualized rate of return to members for the three months ended September 30, 2005 was 7.02%, compared to 2.6% for the year ended June 30, 2005. The decline in our annualized rate of return to members incurred during the year ending June 30, 2005, was due primarily to the increase in non-performing loans and the lower interest rates we were able to charge on our loans as described above. The increase in our annualized rate of return to members for the three months ended September 30, 2005 compared to the year ended June 30, 2005 is primarily due to the deferred income recognized in the period relating to the payoffs of real estate held for sale — seller financed loans and no additional real estate loan loss reserves or allowance to real estate held for sale was deemed necessary during the period.
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
      Historically, our Manager has focused its operations in Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of September 30, 2005, 20% of the principal amount of our loans was secured by real estate in Nevada, while 26%, 17%, and 14% were secured by real estate in California, Arizona, and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.

Summarization of Financial Results

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

Total revenues	$7,971,000	$10,067,000
Total expenses	$2,161,000	$3,413,000

Net income	$5,810,000	$6,654,000

Net income allocated to members per weighted average membership units	$0.18	$0.18

Annualized rate of return to members(a)	7.02%	7.16%

Weighted average membership units	32,851,455	36,845,690

Cash distributions	$4,230,000	$5,954,000

Cash distributions per weighted average Membership unit	$0.13	$0.16

Weighted average term of outstanding loans	16 months	17 months

(a)	The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of September 30, 2005 and 2004 divided by the number of days during the period (92 days for the three months ended September 30, 2005 and 2004) and three hundred sixty five (365) days, then divided by ten (the cost per unit).

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
      Non-performing assets include loans in non-accrual status totaling $36 million as of September 30, 2005 compared to $46.0 million as of September 30, 2004 and real estate held for sale totaling $49.7 million as of September 30, 2005 compared to $48.7 million as of September 30, 2004. As of September 30, 2005 and 2004, we also had $15.4 million and $13.1 million, respectively, of seller financed real estate held for sale. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying real estate loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with its objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties and on occasion we have encountered unexpected problems, which have delayed our ability to sell foreclosed properties.
      As of September 30, 2005, our Manager had granted extensions on eight loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due to us from borrowers whose loans had been extended as of September 30, 2005 was approximately $41.4 million. Our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.
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
      Distributions to Members. The following is a schedule of distributions paid for the three months ended September 30, 2005 and 2004.

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

Distributions of Net Income Available for Distribution	$4,230,000	$5,954,000
Distributions in Excess of Net Income Available for a Distribution Generated During the Period	—	—

Total Distributions	$4,230,000	$5,954,000

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

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

Distributions of Net Income Available for Distribution	$4,230,000	$5,954,000
Additions to Working Capital Reserves (Amount Not Distributed)	1,580,000	904,000

Gain on Sale of Marketable Securities	(10,000)	—

Gain on Sale of Real Estate Held for Sale	(48,000)	—

Interest Income Accrued to Loan Balance	—	(397,000)

Change in Operating Assets and Liabilities

Net Change in Amounts Due from Fund I	(35,000)	5,795,000

Deferred Income	(990,000)	149,000

Net Change in Other Operating Assets	658,000	(3,030,000)

Net Change in Accounts Payable and Accrued Liabilities	208,000	461,000

Net Change in Amounts Due to Related Parties	(504,000)	(962,000)

Net Cash Provided by Operating Activities	$5,089,000	$8,874,000

Net Cash Provided by Investing Activities	$12,377,000	$31,241,000

Net Cash Used in Financing Activities	$(3,565,000)	$(5,737,000)

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
INVESTMENT IN REAL ESTATE SECURED BY REAL ESTATE PORTFOLIO
      As of September 30, 2005, we had investments in real estate loans secured by real estate totaling $241,395,000 including 33 loans with an aggregate principal value of approximately $240,484,000 secured by first deeds of trust and two loans secured by a second deed of trust totaling approximately $911,000.
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
      The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2005 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Increase (Decrease) in
Allowance for
Changed Assumption	Loan Losses

Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,414,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$12,070,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,414,000)
Allowance for loan losses assumption decreased by 2.2% of loan portfolio	$(5,234,000)
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
      Most of our assets consist of investments in real estate loans, including those that are financed under intercreditor agreements. At September 30, 2005, our aggregate investment in real estate loans was approximately $241,395,000 with a weighted average effective interest rate of 9.94%. Loans financed under inter-creditor agreements totaled $4,740,000 at September 30, 2005 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 10%. These real estate loans mature within the next 12 months. Most of the real estate loans have a term of 12 months; the weighted average term of outstanding loans at September 30, 2005 was 16 months. All of the outstanding real estate loans at September 30, 2005 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.
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
Interest Earning Asset
Aggregated by Maturity
For the Three Months Ended September 30, 2005

Interest Earning Assets	2005	2006	2007	2008	2009	Thereafter	Total

Investments in real estate loans	$69,718,000	$153,115,000	$18,562,000	$—	$—	$—	$241,395,000
Weighted Average interest rates	11.77%	9.65%	5.80%	—%	—%	—%	9.94%
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

Recent Sales of Unregistered Securities
      None

Equity Compensation Plan Information
      None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Units Purchased	Units That May
			As Part of Publicly	yet be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Units Purchased	per Unit	or Programs	Programs

July 2005	—	$—	None	None
August 2005	—	$—	None	None
September 2005	52	$9.60	None	None

(1)	Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. Balances in Members’ capital accounts as of January 1, 2005 were approximately $357 million, which limited redemptions to approximately $35.7 million for calendar year 2005. As of September 30, 2005, we had approximately $0.1 million in redemptions that remain to be fulfilled in 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5.	OTHER INFORMATION
      On January 3, 2006 the Board of Directors of Vestin Group, Inc., the parent corporation of our Manager, concluded that the previously issued audited financial statements of Vestin Fund II, LLC (the “Company”) for the fiscal year ended June 30, 2005, should no longer be relied upon and will be restated, and the unaudited quarterly financial information previously reported for the three months ended September 30, 2005, should no longer be relied upon and is restated in this filing. The Board of Directors reached this conclusion after consultations with the Manager’s staff.
      The Audit Committee has discussed the matters set forth above with the Company’s independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP.
      The Company is filing this Amendment No. 1 on Form 10-Q/ A to amend its Form 10-Q for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on November 8, 2005 (the “Original Filing”) to reflect the restatement of its balance sheet as of September 30,

2005 and June 30, 2005, its statement of members’ equity and comprehensive income, and related notes to correct the capitalization of expenses and record an allowance for impairment on the restructured loan.
      The Company concluded that its financial statements should be restated to account for the restructuring of a loan and the related expenses incurred to restructure the loan. The restructured loan decreased the interest rate from 12.5% to 6.25%, which resulted in an impairment of $500,000. The impairment reflects the difference between the present value of future cash flows to be received under the original loan and the present value of future cash flows to be received under restructured loan discounted at the effective rate. Professional fees of approximately $590,000, were accounted for as an increase in the principal balance of the loan and have been restated as an expense on the Statement of Income at June 30, 2005.

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