Form 10-Q
period 2005-12-31
VESTIN FUND II LLC
filed 2006-02-08
CIK 1130284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filler [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes [   ] No [ X ]

As of February 7, 2006, 29,807,701 Units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VESTIN FUND II, LLC

BALANCE SHEETS

ASSETS

	(UNAUDITED)
	DECEMBER 31, 2005	JUNE 30, 2005 (1)

Cash	$39,633,000	$10,566,000
Certificates of Deposit	1,000,000	1,000,000
Investment in Marketable Securities	7,260,000	15,701,000
Interest and Other Receivables	3,079,000	3,234,000
Due From Fund I	-	1,560,000
Due From Fund Manager	325,000	-
Investment in Real Estate Loans, Net of Allowance For Loan Losses
of $4,724,000 at December 31, 2005 and
$5,234,000 at June 30, 2005	227,875,000	217,553,000
Real Estate Held for Sale	38,639,000	51,222,000
Real Estate Held for Sale - Seller Financed	22,887,000	12,631,000
Notes Receivable, Net of Allowance of $2,158,000 at
December 31, 2005 and $2,247,000 at June 30, 2005	810,000	328,000
Prepaid Expenses and Other Assets	687,000	20,000
Assets Under Secured Borrowings	19,754,000	25,655,000

Total Assets	$361,949,000	$339,470,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts Payable and Accrued Liabilities	$306,000	$1,148,000
Due to Manager	-	214,000
Due to Vestin Group	-	1,000
Secured Borrowings	19,754,000	25,655,000
Notes Payable	25,884,000	-
Deposit Liability	865,000	1,372,000
Total Liabilities	46,809,000	28,390,000

Commitments and Contingencies — Note L

Members' Equity - Authorized 50,000,000 Units at $10 Per Unit,
32,937,162 Units Issued and Outstanding at December 31, 2005
and 32,810,551 Units Issued and Outstanding at June 30, 2005	315,140,000	311,080,000

Total Members' Equity	315,140,000	311,080,000

Total Liabilities and Members' Equity	$361,949,000	$339,470,000

(1) As Restated, See Note B
The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2005	DECEMBER 31, 2004
Revenues
Interest Income From Investment in
Real Estate Loans	$5,882,000	$5,816,000	$11,301,000	$14,388,000
Gain on Sale of Marketable Securities	193,000	-	203,000	-
Gain on Sale of Real Estate Held for Sale	37,000	758,000	1,126,000	758,000
Other Income	1,581,000	316,000	3,034,000	1,811,000
Total Revenues	7,693,000	6,890,000	15,664,000	16,957,000

Operating Expenses
Management Fees	273,000	258,000	546,000	516,000
Provision for Loan Losses	-	-	-	167,000
Interest Expense	268,000	772,000	419,000	2,440,000
Write Downs on Real Estate Held for Sale	-	86,000	-	123,000
Expenses Related to Real Estate Held for Sale	1,961,000	442,000	3,600,000	1,538,000
Professional Fees	151,000	84,000	243,000	270,000
Other	306,000	16,000	312,000	17,000
Total Operating Expenses	2,959,000	1,658,000	5,120,000	5,071,000

NET INCOME	$4,734,000	$5,232,000	$10,544,000	$11,886,000

Net income Allocated to Members	$4,734,000	$5,232,000	$10,544,000	$11,886,000

Net Income Allocated to Members Per
Weighted Average Membership Units	$0.14	$0.14	$0.32	$0.32

Weighted Average Membership Units	32,914,290	36,615,137	32,882,873	36,736,331

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

STATEMENT OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

	Units	Amount
Members' Equity at June 30, 2005 (1)	32,810,551	$311,080,000

Net Income		10,544,000
Comprehensive Income:
Unrealized Gain on Marketable Securities Available For Sale		822,000

Total Comprehensive Income		11,366,000

Distributions		(8,586,000)

Reinvestments of Distributions	126,715	1,281,000

Members' Redemptions	(104)	(1,000)

Members' Equity at December 31, 2005 (Unaudited)	32,937,162	$315,140,000

(1) As Restated, See Note B

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
Cash Flows From Operating Activities:
Net income	$10,544,000	$11,886,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	-	167,000
Provision for doubtful accounts related to receivables	94,000	-
Amortized interest income	(272,000)	-
Gain on sale of marketable securities	(203,000)	-
Gain on sale of real estate held for sale	(1,126,000)	(758,000)
Write down on real estate held for sale	-	123,000
Interest income accrued to loan balance	-	280,000
Change in operating assets and liabilities:
Interest and other receivables	420,000	680,000
Due from Fund I	1,560,000	1,483,000
Note receivable from Fund I	-	4,278,000
Prepaid expenses	(667,000)	-
Accounts payable and accrued liabilities	(842,000)	143,000
Due from Manager	(539,000)	(199,000)
Due to Vestin Group	(1,000)	(354,000)
Net cash provided by operating activities	8,968,000	17,729,000

Cash Flows From Investing Activities:
Investments in loans on real estate	(104,346,000)	(42,381,000)
Purchase of investments in real estate loans	-	(11,000,000)
Purchase of investments in real estate loans including interest receivable of $958,000	(10,065,000)	-
Purchase of real estate loans from:
Vestin Fund I, LLC	(7,600,000)	-
Vestin Fund III, LLC	(500,000)	(5,000,000)
Other related party	(11,824,000)	-
Third party	(1,334,000)	-
Proceeds from loan payoff	103,858,000	105,545,000
Sales of investments in real estate loans	10,000,000	4,533,000
Sales of investments in real estate loans to other related party	7,000,000	-
Cash outlay for investments in real estate held for sale	-	(176,000)
Proceeds from sale of investment in real estate	4,767,000	12,542,000
Proceeds from sale of investment in real estate-seller financed	9,635,000	-
Purchase of marketable securities	(14,827,000)	(25,992,000)
Cash proceeds from sale of marketable securities	16,354,000	-
Investment in note receivable	(65,000)	-
Proceeds from deposit liability	468,000	432,000
Proceeds from investment in certificates of deposit	-	1,425,000
Net cash provided by investing activities	1,521,000	39,928,000

VESTIN FUND II, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
Cash Flows From Financing Activities:
Proceeds from issuance of note payable	25,884,000	-
Members' distributions, net of reinvestments	(7,305,000)	(8,737,000)
Members' redemptions	(1,000)	(8,090,000)
Net cash provided by (used in) financing activities	18,578,000	(16,827,000)

NET CHANGE IN CASH	29,067,000	40,830,000

Cash, Beginning of Period	10,566,000	11,937,000

Cash, End of Period	$39,633,000	$52,767,000

Supplemental Disclosures of Cash Flows Information:
Non-cash investing activities:
Loans funded through secured borrowing	$16,136,000	$6,058,000
Loan payoffs of loans funded through secured borrowings	$22,037,000	$42,294,000
Real estate held for sale acquired through foreclosure	$7,939,000	$27,638,000
Note receivable from Vestin Mortgage related to
sale of rights to receive proceeds of guarantee	$-	$1,000,000
Capital contribution from Manager related to
sale of rights to receive proceeds of guarantee	$-	$1,984,000
Ownership of real estate held for sale assigned from Fund I	$-	$7,424,000
Unrealized gain (loss) on marketable securities	$822,000	$(123,000)
Note receivable received from guarantor in exchange
for release of guarantee	$-	$328,000
Sale of real estate held for sale where we provided the financing	$15,463,000	$-

The accompanying notes are an integral part of these statements.

VESTIN FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Through December 31, 2005, we had sold 41,225,593 membership units (“Unit”) of the 50,000,000 membership units offered pursuant to our registration statement. Since then, a number of Units have been redeemed and, as of December 31, 2005, a total of 32,937,162 Units were outstanding. No additional Units will be sold to new investors; however, current members may elect to participate in our Distribution Reinvestment Plan, whereby the members’ distributions may be used to purchase additional Units at $10 per Unit.

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

We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of December 31, 2005, our loans are in the following states; Arizona, California, Hawaii, Nevada, New York, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

The financial statements have been prepared in accordance with United States Securities and Exchange Commission (SEC) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE B — RESTATEMENT

Subsequent to the original filing of the Company’s June 30, 2005 Form 10-K and September 30, 2005 Form 10-Q, the Company concluded that its financial statements should be restated to account for the restructuring of a loan and the related expenses incurred to restructure the loan. The restructured loan decreased the interest rate from 12.5% to 6.25%, which resulted in an impairment of $500,000. The impairment reflects the difference between the present value of future cash flows to be received under the original loan and the present value of future cash flows to be received under the restructured loan discounted at the effective rate. Professional fees of approximately $590,000 were accounted for as an increase in the principal balance of the loan and have been restated as an expense on the Statement of Income at June 30, 2005.

The restatements have been made to the financial statements as follows:

	As of June 30, 2005
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet
Investment in Real Estate Loans, Net of Allowance for Loan Losses	$218,643,000	$(1,090,000)	$217,553,000
Total Assets	$340,560,000	$(1,090,000)	$339,470,000
Members' Equity	$312,170,000	$(1,090,000)	$311,080,000
Total Members' Equity	$312,170,000	$(1,090,000)	$311,080,000
Total Liabilities and Members' Equity	$340,560,000	$(1,090,000)	$339,470,000

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments in Real Estate Loans

The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company's Operating Agreement provided the price does not exceed the original cost. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company's capital. For example, the Company’s Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

As of December 31, 2005, all but two of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. As of December 31, 2005, two of our loans were amortizing loans with a total balance of approximately $18.7 million and had terms of twelve and thirty-six months. In addition, we invest in real estate loans, which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2005, we had $17.7 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $25.1 million, including participating lenders. These loans had interest reserves of approximately $2.4 million, of which our portion is $1.3 million. At June 30, 2005, we had $48 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion was $1.8 million.

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

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include:

•	Declines in real estate market conditions, which can cause a decrease in expected market value.

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

•
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or own real estate as a long-term investment. In accordance with FAS No. 144 - Accounting for the Impairment or Disposal of Long Lived Assets, the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Real Estate Held For Sale - Seller Financed

The Company occasionally finances sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, Statement of Financial Accounting Standards No. 66 - Accounting for Sales of Real Estate ("FAS 66'') requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

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

These sales agreements are recorded under the deposit method or cost recovery method as defined in FAS 66. Under the deposit method, no profit is recognized and any cash received from the buyer is reported as a deposit liability on the balance sheet. Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold. Principal payments received will reduce the related receivable, and interest collections will be recorded as unrecognized gross profit on the balance sheet. The carrying values of these properties are included in real estate held for sale on the accompanying balance sheet.

In cases where the investment by the buyer is significant (generally 20% or more) and the buyer has an adequate continuing investment, the purchase money debt is not subject to future subordination, and a full transfer of risks and rewards has occurred, we will use the full accrual method. Under the full accrual method a sale is recorded and the balance remaining to be paid is recorded as a normal note. Interest is recorded as income when received.

Classification of Operating Results from Real Estate Held for Sale

Statement of Financial Accounting Standards No. 144 ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company's operations involve foreclosing on real estate when necessary and the Company considers these operating results to be part of the Company's continuing operations. Accordingly, expenses related to real estate held for sale have been included on the accompanying statements of income, net of related rental income when applicable.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.  Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS No. 140. The Company does not receive any revenues for entering into secured borrowings arrangements.

Marketable Securities

Investments in marketable securities consist of bonds secured by real estate and mortgage backed securities. The securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are classified as available-for-sale securities under the provisions of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The appropriate classification of investments in marketable securities is determined at the time of purchase and such determination is reevaluated at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income.

Fair Value of Financial Instruments

FAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Company’s financial assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Certificate of Deposits and Short-Term Investments: The carrying amounts of these instruments are at amortized cost, which approximates fair value.

(b)
Investment in Real Estate Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are determined by underlying collateral securing the loans.

(c)
Assets under Secured Borrowing: The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

At December 31, 2005 and June 30, 2005, the estimated fair values of the real estate loans were approximately $249.8 million and $224.5 million, respectively. At December 31, 2005 and June 30, 2005, the estimated fair values of assets under secured borrowings were approximately $19.7 million and $25.7 million, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Segments

We operate as one business segment.

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

We maintain cash deposit accounts and certificates of deposit, which at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of December 31, 2005 and June 30, 2005, we had $39.9 million and $11.1 million, respectively, in excess of the federally insured limits.

As of December 31, 2005, 13% of our real estate loans were in Nevada compared to 19% at June 30, 2005 and 27% of our real estate loans were in California compared to 36% at June 30, 2005. Additionally, as of December 31, 2005, 18% of our loans were in Arizona compared to 16% at June 30, 2005 and 14% of our loans were in Hawaii compared to 11% at June 30, 2005. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in Nevada, California, Arizona and/or Hawaii could have a material adverse effect on us.

At December 31, 2005, the aggregate amount of loans to our three largest borrowers represented 30% of our total investment in real estate loans. These real estate loans consisted of land, commercial, and acquisition and development loans, located in Arizona and California, with a first lien position, earning between 8% and 10%, with an aggregate outstanding balances of approximately $77 million and maturing from March 2006 through August 2006. At June 30, 2005, the aggregate amount of loans to our three largest borrowers represented 32% of our total investment in real estate loans. These real estate loans consisted of land and acquisition and development loans, located in Arizona and California, with a first lien position, earning between 8% and 10%, with an aggregate outstanding balances of approximately $76 million and maturing from July 2005 through March 2006. Because we have a significant concentration of credit risk with its three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

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

Investments in real estate loans as of December 31, 2005 are as follows:
Loan Type	Number of Loans	Balance (3)	Weighted Average Interest Rate	Portfolio Percentage	Loan To Value (2)

Acquisition and development	3	$43,275,000	9.52%	16.87%	52.93%
Commercial (1)	24	158,746,000	9.67%	61.91%	67.66%
Construction	3	11,128,000	12.00%	4.34%	63.14%
Land	4	43,301,000	11.31%	16.88%	56.10%
	34	$256,450,000	10.06%	100.00%	63.31%

Investments in real estate loans as of June 30, 2005 are as follows:
	Number of Loans	Balances (3)	Weighted Average Interest Rate	Portfolio Percentage	Loan to Value (2)
Acquisition and development	4	$57,313,000	8.69%	24.34%	67.58%
Commercial (1)	21	116,782,000	9.61%	49.61%	68.40%
Construction	4	7,547,000	10.31%	3.21%	68.81%
Land	7	53,776,000	12.00%	22.84%	59.66%
	36	$235,418,000	9.95%	100.00%	66.23%

(1)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing.

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

(3)
The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	December 31, 2005 Balance	June 30, 2005 Balance
Balance Per Loan Portfolio	$256,450,000	$235,418,000
Less:
Seller Financed Loans Included in Loan Portfolio Balance	(22,887,000)	(12,631,000)
Proceeds of Principal on Seller Financed Loans Included in Deposit Liability	392,000	--
Unrecognized Gain on Seller Financed Loans	(1,356,000)	--
Allowance for Loan Losses	(4,724,000)	(5,234,000)
Balance per Balance Sheet	$227,875,000	$217,553,000

The following is a schedule of priority of real estate loans as of December 31, 2005 and June 30, 2005:

Loan Type	December 31, 2005 Balance*	Portfolio Percentage	June 30, 2005 Balance*	Portfolio Percentage

First Trust Deeds	$256,241,000	99.92%	$228,668,000	97.13%
Second Trust Deeds**	209,000	0.08%	6,750,000	2.87%
	$256,450,000	100.00%	$235,418,000	100.00%

* Please see footnote (3) above.

** Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.

The following is a schedule of maturities of investments in real estate loans as of December 31, 2005:

January - December 2006	$234,288,000
January - December 2007	22,162,000
$256,450,000

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2005 and June 30, 2005:

	December 31, 2005 Balance*	Portfolio Percentage	June 30, 2005 Balance*	Portfolio Percentage

Arizona	$44,869,000	17.50%	$38,184,000	16.22%
California	68,819,000	26.84%	84,818,000	36.03%
Hawaii	34,811,000	13.57%	25,704,000	10.91%
Nevada	33,830,000	13.19%	45,051,000	19.14%
New York	19,571,000	7.63%	20,000,000	8.50%
North Carolina	1,560,000	0.61%	--	--
Oklahoma	2,155,000	0.84%	2,155,000	0.92%
Oregon	5,193,000	2.02%	--	--
Texas	37,528,000	14.63%	19,506,000	8.28%
Washington	4,900,000	1.91%	--	--
Wisconsin	3,214,000	1.26%	--	--
Total	$256,450,000	100.00%	$235,418,000	100.00%

* Please see footnote (3) above.

At December 31, 2005, three of our loans totaling approximately $36 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. The following schedule summarizes the non-performing loans:

Description of Collateral	Balance December 31, 2005	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I**	$7,704,000	3/31/2004	21	39% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II**	9,107,000	3/31/2004	21	65% of Part II
Racetrack and hotel in Vernon, NY	19,571,000	6/30/2005	17	75%
	$36,382,000

** Please refer to not (1) Rightstar Loan Allowance below.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of December 31, 2005, we have provided a general allowance for loan losses of approximately $1.7 million and a specific reserve loan loss of approximately $3.0 million. The specific reserve includes a reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of $2,275,000, a specific reserve related to the impairment value of a restructured loan in the amount of $500,000, and $250,000 reserve for two current and performing loans due to inherent risks related to these loans. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the six months ended December 31, 2005:

Description	Balance June 30, 2005	Specific Reserve Allocation	Reallocation Deductions	Balance December 31, 2005
General Valuation Allowance	$$2,459,000	$--	$760,000	$1,699,000
Specific allowance	2,775,000	250,000	--	3,025,000
Total (1)	$$5,234,000	$250,000	$760,000	$4,724,000

(1)
Rightstar Loan Allowance - As of December 31, 2005, we had commenced a judicial foreclosure on a loan secured by four cemeteries and eight mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million. The loan includes two levels of priority upon payment of the outstanding balance pursuant to an Inter-creditor Agreement. The balance of the first and second position of the loan is approximately $14 million and $18 million, respectively. Of the lenders included in this loan, we and Fund I acquired the position, which held priority over the remaining lenders, by acquiring its balance of the loan for approximately $15.5 million, including accrued interest of approximately $1.5 million of which our portion is approximately $10.1 million, including accrued interest of approximately $1 million. We acquired this balance to expedite the foreclosure process and remove the lender from its priority position, which had the potential to impair the value we may receive at the time the property is sold. The portion acquired net of accrued interest is referred to as “4 cemeteries and 8 mortuaries in Hawaii Part II”, with a balance of approximately $9.1 million. The balance of the second position loan is referred to as “4 cemeteries and 8 mortuaries in Hawaii Part I” is approximately $7.7 million. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. Foreclosure proceedings are being delayed due to issues encountered in obtaining a license to operate the facilities. We cannot estimate when the foreclosure will be completed or when we may obtain title to the underlying properties. The cemeteries and mortuaries are operating businesses and after obtaining title and pending disposition of these properties, we may have to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. During the year ended June 30, 2005, the State of Hawaii notified the lenders of a potential trust deficit estimated at $19.5 million and claimed this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. However, we re-evaluated the underlying value of the collateral including this estimated trust fund deficit. Based on this estimate, we calculated our total specific reserve allowance for loss of approximately $2,275,000.

Impairment on Restructured Loan - During the year ended June 30, 2005, we restructured a loan in which we changed the interest rate on the loan from 12.5% to 6.25%. The impairment of $500,000 reflects the difference between the present value of the future cash flows to be received under the original loan and the present value of the future cash flows to be received under the restructured loan discounted at the effective interest rate. The $500,000 impairment is specifically included in the allowance for loan losses.

Specific Reserve Allocation - We have allocated specific reserves totaling $250,000 on two commercial loans due to inherent risk of these loans. Both loans are current and performing with a combined balance $3.5 million at December 31, 2005.

In addition, our Manager had granted extensions on 11 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2005 was approximately $70.6 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of December 31, 2005.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. As of December 31, 2005, our Manager had provided for a $1.7 million as a general allowance for loan losses and a $3.0 million specific allowance for loan losses. At December 31, 2005, three of our loans totaling approximately $36 million were non-performing (more than 90 days past due on principal or interest payments.) Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE F — INVESTMENT IN MARKETABLE SECURITIES

Local Agency Bonds
During the year ended June 30, 2005, we acquired three tax-free fixed income securities issued by local agencies with fixed interest rates varying from 4.5% to 6.38%. These investments were secured by real estate holdings primarily comprised of low-income housing projects. These fixed income securities mature from 2010 through 2034. The fair value was determined by market quotes for securities that were actively traded. When securities were not actively traded, fair value was estimated based on market quotes of similar securities. We reviewed our intention to hold these securities for the purpose of selling them. Through this review it was determined the bonds were in non-performing status and our estimated fair value of the underlying collateral of real estate securing the investments exceeded fair value and our cost of the securities.

During the year ended June 30, 2005, we acquired an additional $5.8 million of one of the three local agency bonds, which we held 100% of the local agency bond. As of June 30, 2005, we foreclosed on the collateral securing the local agency bond, a 504 unit apartment complex located in Austin, Texas, with a cost of approximately $15.4 million, including fees of $947,000. Upon the foreclosure of the property, we received approximately $1.0 million, which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. The carrying value of the property was approximately $14.5 million as of December 31, 2005. Based on a recent appraisal of the 504 unit apartment complex located in Austin, Texas, no valuation allowance was deemed necessary as of December 31, 2005.

During the three months ended September 30, 2005, we foreclosed on a local agency bond with a cost of approximately $8.3 million. Upon the foreclosure of the property, a 278 unit apartment complex located in Fort Worth, Texas, we received approximately $245,000, which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a purchase offer of the 278 unit apartment complex located in Fort Worth, Texas, no valuation allowance was deemed necessary as of December 31, 2005. Following the foreclosure of the property, we reclassified the asset to real estate held for sale. The accumulated unrealized loss of $279,000 related to this investment was not realized and the amount of this other comprehensive loss was reported as a part of the cost of the real estate held for sale. As of December 31, 2005, the carrying value was approximately $8.1 million.

During August 2005, we sold a local agency bond with a carrying value of approximately $8.2 million and an accumulated unrealized loss of approximately $525,000 recorded as other comprehensive loss. The proceeds from the sale of the bond of approximately $8.2 million resulted in a realized gain of approximately $10,000 during the three months ended September 30, 2005.

Mortgage Backed Securities - Available for Sale
During the three months ended December 31, 2005, we purchased $14.8 million in mortgage backed securities of which we sold $7.6 million, realizing a gain of $0.2 million.

The following is a summary of our investment in mortgage-back securities as of December 31, 2005.

	Cost	Unrealized Gain	Market or Fair Value
Mortgage-back Securities	$7,242,000	$18,000	$7,260,000

At December 31, 2005, we had an investment in mortgage-backed securities with an unrealized gain of $18,000. In January 2006, we sold this investment resulting in a realized loss of $16,000.

NOTE G — REAL ESTATE HELD FOR SALE

At December 31, 2005, we held six properties with a total carrying value of $38.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale for the three months ended December 31, 2005:

Description	Date Acquired	Percentage of Ownership	Balance July 1, 2005	Acquisitions (Reductions)	Seller Financed Sales	Sales	Gain (Loss) on Sale of Real Estate	Balance at December 31, 2005

Land containing (82) residential lots in Henderson, NV (2)	2/28/2003	34%	$2,557,000	$(1,000)	$--	$(1,294,000)	$--	$1,262,000

278 Unit apartments in Fort Worth, TX (1) “Windrush”	8/2/2005	100%	--	8,059,000	--	--	--	8,059,000

460 acre residential sub-division in Lake Travis, TX	9/8/2004	66%	3,478,000	--	--	(3,525,000)	47,000	--

Two real estate parcels in Cedar Park and Austin, TX	3/2/2004	100%	600,000	(102,000)	--	--	--	498,000

Partially completed golf course on 570 acres of land near Austin, TX	8/3/2004	100%	5,633,000	(300,000)	--	--	--	5,333,000

126 unit, (207 bed) assisted living facility in Phoenix, AZ (2)	9/8/2004	90%	8,113,000	--	(8,113,000)	--	--	--

150-unit condominium conversion in Houston, TX of “The Club at Stablechase”	6/15/2005	100%	9,058,000	(39,000)	--	--	--	9,019,000

504 unit apartments in Austin, TX “Lakeview”	6/7/2005	100%	14,433,000	35,000	--	--	--	14,468,000

74 unit, (90 bed) assisted living facility in San Bernardino, CA (2)	4/6/2004	100%	7,350,000	--	(7,350,000)	--	--	--
			$51,222,000	$7,652,000	$(15,463,000)	$(4,819,000)	$47,000	$38,639,000

(1)	Foreclosures for the Six Months Ended December 31, 2005:

During August 2005, we foreclosed on a local agency bond with a cost of approximately $8.3 million. Upon the foreclosure of the property, a 278 unit apartment complex located in Fort Worth, Texas, we received approximately $245,000, which was held in a trust account for accrued interest related to the bonds. These proceeds reduced the book value of the property. Based on a purchase offer of the 278 unit apartment complex located in Fort Worth, Texas, no valuation allowance was deemed necessary as of December 31, 2005. Following the foreclosure of the property, the value of this investment was no longer treated as a marketable security and will be reclassified as real estate held for sale. The accumulated unrealized loss of $279,000 related to this investment was not realized and the amount of this other comprehensive loss was reported as a part of the cost of the real estate held for sale.

(2)	Sales of Real Estate Held for Sale for the Six Months Ended December 31, 2005:

During July 2003, we and Fund I entered into an agreement for the sale of a portion of our interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement required the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. Through December 31, 2005, the buyer had purchased 272 of the 354 lots. We and Fund I recorded a valuation adjustment for the year ended June 30, 2005 of $180,000 and $354,000, respectively, to write down the carrying value of our respective interest in the parcel to the amount corresponding to the negotiated sale and option price. During July 2005, the buyer exercised their option to purchase an additional 82 lots for approximately $3.85 million of which we received approximately $1.29 million, resulting in no further gain or loss.

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

During April 2004, we foreclosed on a loan secured by a 74 Unit/90 bed assisted living facility in San Bernardino, California. The business continued operations. During the year ended June 30, 2005, we wrote down the carrying value of the facility by $282,000. In October 2005, we sold the facility and financed 97% of the purchase price on the following terms; two payments totaling $400,000; a $7,150,000 real estate mortgage bearing an interest rate of 8.5%; quarterly payments of interest of approximately $152,000; maturing during November 2006.

During December 2005, we and Fund I sold the 460 acre residential subdivision in Lake Travis, TX for $5.5 million, of which our portion was $3.5 million. The purchase price included cash proceeds of $5 million and a $500,000 note receivable, with an imputed interest rate of 8%, due in May 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $47,000.

NOTE H — REAL ESTATE HELD FOR SALE - SELLER FINANCED

At December 31, 2005, we held an interest in three properties with a total carrying value of $22.9 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with Fund I, Fund III, the Manager, or other related and/or unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the six months ended December 31, 2005:

Description	Date Acquired	Percentage of Ownership	Balance at July 1, 2005	Acquisitions	Adjustments	Principal Payments Received from Borrower	Balance at December 31, 2005

74 unit (90) bed assisted living facility in San Bernardino, CA	4/06/2004	100%	$--	$7,350,000	$--	$--	$7,350,000

126 unit (207) bed assisted living facility in Phoenix, AZ	9/08/2004	90%	--	8,113,000	--	--	8,113,000

An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	95%	3,214,000	--	--	(3,214,000)	--

An uncompleted golf course in Mesquite, Nevada	11/06/2002	45%	1,209,000	--	--	(1,209,000)	--

36 acres of raw land in Mesquite, Nevada	11/27/2002	52%	357,000	--	--	(357,000)	--

Assisted living facility in Las Vegas, Nevada	9/23/2004	48%	7,309,000	--	115,000	--	7,424,000

Raw land in Mesquite, Nevada	11/272002	47%	542,000	--	--	(542,000)	--
			$12,631,000	$15,463,000	$115,000	$(5,322,000)	$22,887,000

As of December 31, 2005, we received $865,000 in payments from borrowers on the loans associated with the sale of the above properties. These payments are recorded as a deposit liability. For the three months ended September 30, 2005, we recognized $1,089,000 in interest income relating to loans that were paid off during this period. This amount was reclassified to gain on sale of real estate during the three months ended December 31, 2005.

Until borrowers have met the minimum equity ownership requirement to allow us to record a sale, we will record payments received under the deposit method or the cost recovery method, which ever is applicable in accordance to FAS 66.

NOTE I — RELATED PARTY TRANSACTIONS

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

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees paid to our Manager for the six months ended December 31, 2005 and 2004 approximated $546,000 and $516,000, respectively.

As of December 31, 2005, our Manager owed us approximately $325,000, primarily related to deferred interest our behalf from borrowers.

As of June 30, 2005, we owed our Manager approximately $214,000 related to unpaid management fees, our Manager’s pro-rata share of distributions and expenses paid on our behalf related to the maintenance of real estate held for sale. The amount was paid in full during the three months ended December 31, 2005.

As of December 31, 2005, Vestin Mortgage had an investment in us of approximately $1.1 million, which consists of certain costs paid on our behalf related to the registration and start-up costs. Vestin Mortgage has received 110,000 units from us related to this investment. Additionally, for the six months ended December 31, 2005 and 2004, we recorded pro-rata distributions owed to our Manager of approximately $29,000 and $31,000, respectively.

Transactions with the Funds

As of December 31, 2005 and June 30, 2005, Fund I owed us $0 and $1,560,000, respectively, primarily related to payments made on our behalf for the maintenance of real estate owned.

During the six months ended December 31, 2004, we purchased $5,000,000 in real estate loans from Fund III.

During the six months ended December 31, 2005, we purchased $500,000 in real estate loans from Fund III.

During the six months ended December 31, 2005, we purchased $7.6 million in real estate loans from Fund I.

Transactions with Other Related Parties

During the six months ended December 31, 2005 we sold $7 million in performing real estate loans to InVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. No gain or loss resulted as a result of these transactions.

During the six months ended December 31, 2005, we purchased $11.8 million in performing real estate loans from InVestin Nevada, Inc. No gain or loss resulted as a result of these transactions.

During the six months ended December 31, 2005 and 2004 we incurred $44,000 and $21,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.

During the six months ended December 31, 2005 and 2004, we incurred $83,000 and $93,000, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.

During January 2006, Michael V. Shustek, the Manager’s CEO, purchased a $2 million trust deed investment from us, of which, the total balance of $2 million was repurchased by us.

NOTE J — NOTES RECEIVABLE

During October 2004, we and Fund I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds of approximately $5.8 million. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date. The note is fully reserved.

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

During December 2005, we and Fund I sold the 460 acre residential subdivision in Lake Travis, TX for $5.5 million, of which our portion was $3.5 million. The purchase price included cash proceeds of $5 million and a $500,000 note receivable, with an imputed interest rate of 8%, due in May 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $47,000.

NOTE K — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that it might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS No. 140. The Company does not receive any revenues for entering into secured borrowings arrangements.

As of December 31, 2005 and June 30, 2005, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above totaled $19,754,000 and $25,655,000, respectively.

NOTE L — NOTES PAYABLE

Notes payable consist of the following:

December 31, 2005
12 Month Note Payable, to a third party which also participates in our secured borrowing arrangements, Secured By Real Property located in Ft. Worth TX, Bearing Monthly Interest Only Payments At 8% Per Annum,	$5,800,000
12 Month Note Payable, to a third party which also participates in our secured borrowing arrangements, Secured By Real Property located in Austin TX, Bearing Monthly Interest Only Payments At 8% Per Annum	11,700,000
12 Month Note Payable, to a third party which also participates in our secured borrowing arrangements, Secured By Real Property located in Houston TX, Bearing Monthly Interest Only Payments At 8% Per Annum	5,500,000
Borrowings From A Margin Account Collateralized By Securities Held At A Brokerage Firm	2,884,000
Total Notes Payable At December 31, 2005	$25,884,000

All notes payable balances are due within 12 months as of December 31, 2005.

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We do not expect the adoption of FIN 47 to have a material impact on its financial position or results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154 (“FAS 154”), Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FAS Statement No. 3. APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change. FAS 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of FAS No. 154 will have a material impact on our financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements”. EITF 05-6 states that the amortization period that is to be used for a leasehold improvement that are placed in service significantly after and not contemplated at the beginning of the lease term should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. We do not believe that adoption of EITF 05-6 will not have an impact on its financial position or results of operations.

NOTE N — LEGAL MATTERS INVOLVING THE MANAGER

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

The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit, which heard the case on October 18, 2005. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. On November 29, 2005, Desert Land petitioned the Ninth Circuit Court for rehearing with a suggestion that the matter be heard en banc. On December 16, 2005, the District Court issued an Order releasing the Bond, and on January 6, 2006, the Ninth Circuit denied Desert Land’s petition and the matter remains dismissed. We were not a party to the action.

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

NOTE O — LEGAL MATTERS INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the United States Securities and Exchange Commission (SEC) conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund I and Fund III. We have fully cooperated during the course of the investigation.

The Staff has notified us, Fund I, Fund III, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that neither we nor Fund I, and Fund III will be named as parties in the enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

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

NOTE P — REDEMPTION LIMITATION

In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of December 31, 2005, the total of redemptions made from inception was $108 million. Balances in Members’ capital accounts as of January 1, 2005 were $357 million, which limited redemptions to $35.7 million for calendar 2005. As of December 31, 2005, remaining requests to redeem are approximately $31.5 million in 2006, $28.4 million in 2007, $25.5 million in 2008, $23.0 million in 2009, $20.7 million in 2010, $18.6 million in 2011, $16.7 million in 2012, $15.1 million in 2013, $13.6 million in 2014, $12.2 million in 2015, $11.0 million in 2016, $9.9 million in 2017 and $0.9 million thereafter had been logged, subject to unit valuation adjustments. In January 2006, we redeemed approximately $30.4 million of Members’ capital.

In order to satisfy these redemption requests, in the past, we have accumulated by the end of a calendar year a cash reserve equal to approximately 10% of our total capital. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of loans and not reinvesting them in new loans or through borrowings. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members.

Our Manager is currently pursuing a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. The SEC declared the registration statement on Form S-4 for Vestin Realty Trust II, Inc. effective on January 13, 2006. The Manager is presently engaged in the proxy solicitation process. A special meeting is currently scheduled for February 23, 2006, to vote on the plan to convert Vestin Fund II into a REIT.

NOTE Q — SUBSEQUENT EVENTS

In January 2006, we redeemed approximately $30.4 million of Members’ capital.
On January 13, 2006, the SEC declared the registration statement on Form S-4 for Vestin Realty Trust II, Inc. effective on January 13, 2006. The Manager is presently engaged in the proxy solicitation process. A special meeting is currently scheduled for February 23, 2006, to vote on the plan to convert Vestin Fund II into a REIT.

During January 2006, Michael V. Shustek, the Manager’s CEO, purchased a $2 million trust deed investment from us, of which, the total balance of $2 million was repurchased by us.

During January 2006, we paid off borrowings from a margin account collateralized by securities held at a brokerage firm in the amount of $2.9 million.

ITEM 2.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the six months ended December 31, 2005. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K/A for the year ended June 30, 2005.

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

Through December 31, 2005, we had sold 41,225,593 membership units (“Unit”) of the 50,000,000 membership units offered pursuant to our registration statement. Since then, a number of Units have been redeemed and, as of December 31, 2005, a total of 32,937,162 Units were outstanding. No additional Units will be sold to new investors; however, current members may elect to participate in our Distribution Reinvestment Plan, whereby the members’ distributions may be used to purchase additional Units at $10 per Unit.

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

We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of December 31, 2005, our loans are in the following states; Arizona, California, Hawaii, Nevada, New York, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

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

Overview

Our primary business objective is to generate monthly income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses which we may experience. Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under - “Capital and Liquidity.”

Our operating results have been adversely affected by the amount of our non-performing assets. Non-performing assets include the following:

	Balance as of December 31, 2005	% of Total Assets	Balance as of June 30, 2005	% of Total Assets
Real Estate Held For Sale	$38,639,000	10.68%	$51,222,000	15.09%
Non-performing Loans	36,382,000	10.05%	35,996,000	10.60%
Total	$75,021,000	20.73%	$87,218,000	25.69%

Additionally, our results of operations have been adversely affected by allowances for non-performing loans. As of December 31, 2005, we have provided a general allowance for loan losses of approximately $1.7 million and a specific allowance of approximately $3.0 million on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii, (see “Rightstar Loan Allowance”) approximately $500,000 for an impairment on a restructured loan and a specific allowance of $250,000 for two current and performing loans due to the inherent risk related to these loans.

The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of December 31, 2005 was 16 months, compared to 18 months at June 30, 2005. The weighted average interest rate on our loans at December 31, 2005 was 10.06% as compared to 9.95% at June 30, 2005. Our annualized rate of return to members for the six months ended December 31, 2005 was 6.36%, compared to 2.9% for the year ended June 30, 2005. The decline in our annualized rate of return to members incurred during the year ending June 30, 2005, was due primarily to the increase in non-performing loans and the lower interest rates we were able to charge on our loans as described above. The increase in our annualized rate of return to members for the six months ended December 31, 2005 compared to the year ended June 30, 2005 is primarily due to the gain on sale of real estate held for sale recognized in the period relating to the payoffs of real estate held for sale-seller financed loans and no additional real estate loan loss reserves or allowance to real estate held for sale was deemed necessary during the period.

Adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, which, as of December 31, 2005, was 63% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, a marked increase in loan defaults accompanied by a rapid decline in real estate values could result in losses on defaulted loans that would have a material adverse effect upon our financial condition and operating results.

Historically, our Manager has focused its operations in Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of December 31, 2005, 13% of the principal amount of our loans was secured by real estate in Nevada, while 27%, 18%, and 14% were secured by real estate in California, Arizona, and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.

Summarization of Financial Results

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2005	DECEMBER 31, 2004
Total Revenues	$7,693,000	$6,890,000	$15,664,000	$16,957,000
Total Operating Expenses	$2,959,000	$1,658,000	$5,120,000	$5,071,000

NET INCOME	$4,734,000	$5,232,000	$10,544,000	$11,886,000

Net Income Allocated to Members	$4,734,000	$5,232,000	$10,544,000	$11,886,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.14	$0.14	$0.32	$0.32

Weighted Average Membership Units	32,914,290	36,615,137	32,882,873	36,736,331

Annualized Rate of Return to Members	5.71%	5.67%	6.36%	6.42%

Cash Distributions	$4,356,000	$5,206,000	$8,586,000	$11,160,000

Cash Distributions Per Weighted Average Membership Units	$0.13	$0.14	$0.26	$0.30

Weighted Average Term of Outstanding Loans	16 months	18 months	16 months	18 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of December 31, 2005 and 2004 divided by the number of days during the period (92 days for the three months ended December 31, 2005 and 2004 and 184 days for the six months ended December 31, 2005 and 2004) and multiplied by three hundred sixty five (365) days, then divided by ten (the cost per unit).

Total Revenues: Revenues for the three months ended December 31, 2005 increased compared to the same period in 2004, by approximately $800,000 or 11.67% primarily due to the following:

•
Interest income increased approximately $66,000 for the three months ended December 31, 2005 from $5.81 million to 5.89 million as compared to the three months ended December 31, 2004. The increase related to performing loans was $15 million during the three months ended December 31, 2005 compared to an increase of $5 million in the same period in 2004. Real estate held for sale-seller finance increased by $12 million at December 31, 2005 as compared to December 31, 2004. This change affected the interest earned on assets since no interest income is recognized in real estate held for sale-seller finance.

•	Gain on sale of marketable securities held during the three months ended December 31, 2005 of approximately $193,000.

•	For the three months ended December 31, 2004, we recorded a gain of approximately $0.8 million on the sale of raw land in Mesquite, Nevada.

•
Included in other income for the three months ended December 31, 2005, is operating income of $1.3 million related to three real estate owned apartment complexes located in Texas, which were acquired during 2005.

Revenues for the six months ended December 31, 2005 decreased compared to the same period in 2004 by approximately $1.3 million or 7.62% primarily due to the following:

•
Decrease in interest income of approximately $3 million is related to the decrease in investments in real estate loans and secured borrowings of approximately $3.5 million and $27.8 million, respectively, from September 30, 2004 to September 30, 2005.

•
Included in other income for the six months ended December 31, 2004 is an insurance settlement we received of approximately $0.8 resulting from deficient procedures performed by the voucher control company we used for construction control on a golf course in Austin, Texas.

The decreases were particularly offset by the following increases:

•
Gain on sale of real estate held for sale related to seller financed loans, which were paid during the six months ended December 31, 2005 of approximately $1 million. This amount was reclassified out of interest income to gain on sale of real estate held for sale during the three months ended December 31, 2005.

•	Included in other income for the six months ended December 31, 2005, is operating income of $2.3 million related to the three real estate owned apartment complexes, which were acquired during 2005.

Approximately $1.1 million and $2.0 million, respectively, of our interest revenue for the three and six months ended December 31, 2005 was derived from interest reserves compared to $2.2 million and $4.8 million, respectively, for the same periods in 2004.

Non-performing assets include loans in non-accrual status of approximately $36.4 million as of December 31, 2005 compared to approximately $34.4 million as of December 31, 2004 and real estate held for sale of approximately $38.6 million as of December 31, 2005 compared to approximately $39.8 million as of December 31, 2004.

As of December 31, 2005 and 2004, we had $22.9 million and $13.1 million, respectively, in real estate held for sale-seller financed. Upon the sale of real estate held for sale where we provided the financing, GAAP requires the new borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the proceeds received from the borrower are recorded as a deposit liability or applied to the balance in the real estate held for sale-seller finance, depending on the guidelines established by GAAP. Our revenues will continue to be impacted until we are able to convert these assets into investment in real estate loans or the loans are paid off and we reinvest the proceeds into new loans. As of December 31, 2005 and 2004, we had approximately $0.9 million and $0.8 million, respectively, in deposit liability.

Total Expenses:  For the three months ended December 31, 2005, total expenses were approximately $3.0 million compared to $1.7 million for the three months ending December 31, 2004, an increase of $1.3 million or 78%. Expenses were primarily affected by the following:

•
Interest expense decreased by approximately $0.5 million due to the decrease of interest expense related to secured borrowings that totaled $0.2 million for the three months ending December 31, 2005 compared to $0.8 million for the same period in 2004. The average balance of secured borrowings decreased approximately $12 million for the three months ending December 31, 2004 to December 31, 2005.

•
During the three months ended December 31, 2004, we recorded approximately $0.1 million in write downs on real estate held for sales as a result of a reassessment of the value of two of our real estate properties based on purchase offers received. No such write downs were recorded for the current quarter.

•
Included in expenses related to real estate held for sale for the three months ended December 31, 2005, are operating expenses of approximately $1.8 million related to the three real estate owned apartment complexes, which were acquired during 2005.

•	Expenses related to professional fees increased by approximately $67,000 due to an increase in accounting and legal.

•
Included in other expenses for the three months ended December 31, 2005 is an allowance for bad debt of $183,000 related to an accounts receivable balance from a third party for reimbursement of expenses incurred by us related to the loan secured by 4 cemeteries and 8 mortuaries in Hawaii.

•	During the three months ended December 31, 2005, we incurred approximately $100,000 loan fee expense related to two loans which a third party investor participated through an Inter-creditor Agreement.

For the six months ended December 31, 2005 and 2004, total expenses were approximately $5 million. Expenses were affected by the following factors:

•
Interest expense decreased by approximately $2 million due to the decrease secured borrowing for the six months ending December 31, 2005 compared to the same period in 2004, $5.9 million and $36.2 million, respectively.

•	For the six months ended December 31, 2004 we recorded $0.2 million in provision for loan losses.

•
During the three months ended December 31, 2004, we recorded approximately $0.1 million in write downs on real estate held for sales as a result of a reassessment of the value of two of our real estate properties based on purchase offers received.

These decreases were partially offset by the following increases:

•
Increase in expenses related to real estate held for sale for the six months ended December 31, 2005, as a result of the operating expenses of approximately $3 million related to the three real estate owned apartment complexes, which were acquired during 2005.

•
Included in other expenses for the six months ended December 31, 2005 is allowance for bad debt of $183,000 related to an accounts receivable balance from a third party for reimbursement of expenses incurred by us related to the loan secured by 4 cemeteries and 8 mortuaries in Hawaii.

•
Also included in other expenses during the six months ended December 31, 2005, is a loan fee of approximately $100,000 related to two loans which a third party investor participated through an Inter-creditor Agreement.

Net Income. Overall, net income for the three and six months ended December 31, 2005 totaled approximately $4.7 million and $10.5 million respectively, compared to $5.2 million and $11.9 million for the same periods in 2004, a decrease of $0.5 million or 10% and $1.4 million or 12%, respectively. If the proposed REIT conversion is not consummated, we will need to continue to set aside, and ultimately return, capital to satisfy redemption requests. This has the effect of reducing the amount of capital available for investment in real estate loans, which in turn reduces our revenues.

Annualized Rate of Return to Members. For the three months ended December 31, 2005 and 2004, the annualized rate of return to members, as calculated in accordance with GAAP, was 5.71% and 5.67%, respectively. For the six months ended December 31, 2005 and 2004, the annualized rate of return to members, as calculated in accordance with GAAP, was 6.36% and 6.42%, respectively

Distributions to Members. The following is a schedule of distributions made to members for the six months ended December 31, 2005 and 2004.

	For the Six Months Ended December 31, 2005	For the Six Months Ended December 31, 2004
	(Unaudited)	(Unaudited)
Distributions of Net Income Available for Distribution	$8,586,000	$11,160,000
Distributions in Excess of Net Income Available for a Distribution Generated During the Period	--	--
Total Distributions	$8,586,000	$11,160,000

Net Income Available for Distributions is a non-GAAP financial measure that is defined in our operating agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members as net income available for distribution is the minimum amount required to be distributed to members pursuant to our operating agreement. Although we generally do not plan to make distributions in excess of net income available for distribution, we may do so from time to time. Any such distribution will be treated as a return of capital for income tax purposes. In addition, cash flows from operations, which are the significant component of net income available for distribution, affect the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:
	For the Six Months Ended December 31, 2005	For the Six Months Ended December 31, 2004

Distribution of Net Income Available for Distribution	$8,586,000	$11,160,000
Additions to Working Capital Reserves (Amount Not Distributed)	2,052,000	1,016,000
Gain on Sale of Marketable Securities	(203,000)	--
Gain on Real Estate Held for Sale	(1,126,000)	(758,000)
Amortized Interest Income	(272,000)	--
Interest Income Accrued to Loan Balance	--	280,000
Change in Operating Assets and Liabilities:
Net Change in Amounts Due from Fund I	1,560,000	5,761,000
Net Change in Other Operating Assets	(247,000)	680,000
Net Change in Accounts Payable and Accrued Liabilities	(842,000)	143,000
Net Change in Amounts Due to Related Parties	(540,000)	(553,000)
Net Cash Provided by Operating Activities	$8,968,000	$17,729,000
Net Cash Provided by Investing Activities	$1,521,000	$39,928,000
Net Cash Provided (Used) in Financing Activities	$18,578,000	$(16,827,000)

Stated Unit Value Adjustment. Following a periodic review by our Manager as required pursuant to the Operating Agreement, as a result of write downs on the carrying value of real estate held for sale, effective April 1, 2005 we adjusted the stated unit value of each unit to $9.60 to reflect the estimated net unit value of each unit at that date. The periodic review of the estimated net unit value includes an analysis of unrealized gains that our Manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP. In addition, our Manager is pursuing remedies it deems appropriate for collection of loan losses, including litigation to enforce guarantees of the borrowers. We cannot predict the eventual outcome of any remedies our Manager may pursue for the collection of loan losses.

Redemptions. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of December 31, 2005, the total of redemptions made from inception was $108 million. Balances in Members’ capital accounts as of January 1, 2005 were $357 million, which limited redemptions to $35.7 million for calendar 2005. As of December 31, 2005, remaining requests to redeem are approximately $31.5 million in 2006, $28.4 million in 2007, $25.5 million in 2008, $23.0 million in 2009, $20.7 million in 2010, $18.6 million in 2011, $16.7 million in 2012, $ 15.1 million in 2013, $13.6 million in 2014, $12.2 million in 2015, $11.0 million in 2016, $9.9 million in 2017 and $0.9 million thereafter had been logged, subject to unit valuation adjustments. In January 2006, we redeemed approximately $30.4 million of Members’ capital.

Our Manager is currently pursuing a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. The SEC declared the registration statement on Form S-4 for Vestin Realty Trust II, Inc. effective on January 13, 2006. The Manager is presently engaged in proxy solicitation process. The special meeting is currently scheduled for February 23, 2006, to vote on the plan to convert Vestin Fund II into a REIT.

INVESTMENT IN REAL ESTATE SECURED BY REAL ESTATE PORTFOLIO

As of December 31, 2005, we had investments in real estate loans secured by real estate totaling $256,450,000 including 36 loans with an aggregate principal value of approximately $256,241,000 secured by first deeds of trust and two loans with a second lien position totaling approximately $209,000.

As of December 31, 2005, the weighted average contractual interest yield on our investments in mortgage loans was 10%. These mortgage loans have contractual maturities within the next 24 months.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2005, our Manager had provided for approximately $1.7 million as a general reserve allowance for loan losses and a $3.0 million specific allowance for loan losses. At December 31, 2005, three of our loans were non-performing (more than 90 days past due on principal or interest payments) totaling approximately $36 million. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2005:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$19,754,000	$19,754,000	$--	$--	$--
Notes Payable	25,884,000	25,884,000	--	--	--
Total	$45,638,000	$45,638,000	$--	$--	$--

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2005 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1% or 100 basis points	$2,454,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$12,272,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(2,454,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(12,272,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Investments in Real Estate Loans

The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company's Operating Agreement provided the price does not exceed the original cost. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company's capital. For example, the Company’s Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore no gain or loss is recorded on these transactions, regardless of whether a related or unrelated party.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2005 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,564,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$12,823,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,564,000)
Allowance for loan losses assumption decreased by 1.8% of loan portfolio	$(4,724,000)

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

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include:

•	Declines in real estate market conditions, which can cause a decrease in expected market value.

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

•
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or own real estate as a long-term investment. In accordance with FAS No. 144 - Accounting for the Impairment or Disposal of Long Lived Assets, the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Real Estate Held For Sale - Seller Financed

The Company occasionally finances sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, Statement of Financial Accounting Standards No. 66 ("FAS 66'') requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

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

These sales agreements are recorded under the deposit method or cost recovery method as defined in FAS 66. Under the deposit method, no profit is recognized and any cash received from the buyer is reported as a deposit liability on the balance sheet. Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold. Principal payments received will reduce the related receivable, and interest collections will be recorded as unrecognized gross profit on the balance sheet. The carrying values of these properties are included in real estate held for sale on the accompanying balance sheet.

Classification of Operating Results from Real Estate Held for Sale

Statement of Financial Accounting Standards No. 144 ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company's operations involve foreclosing on real estate when necessary and the Company considers these operating results to be part of the Company's continuing operations. Accordingly, expenses related to real estate held for sale have been included on the accompanying statements of income, net of related rental income when applicable.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that it might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS No. 140. The Company does not receive any revenues for entering into secured borrowings arrangements.

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

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees paid to our Manager for the three months ended December 31, 2005 and 2004 approximated $546,000 and $516,000, respectively.

As of December 31, 2005, our Manager owed us approximately $325,000, primarily related to deferred interest from borrowers.

As of June 30, 2005, we owed our Manager approximately $214,000 related to unpaid management fees, our Manager’s pro-rata share of distributions and expenses paid on our behalf related to the maintenance of real estate held for sale. The amount was paid in full during the three months ended December 31, 2005.

As of December 31, 2005, Vestin Mortgage had an investment in us of approximately $1.1 million, which consists of certain costs paid on our behalf related to the registration and start-up costs. Vestin Mortgage has received 110,000 Units from us related to this investment. Additionally, for the three months ended December 31, 2005 and 2004, we recorded pro-rata distributions owed to our Manager of approximately $29,000 and $31,000, respectively

Transactions with the Funds

As of December 31, 2005 and June 30, 2005, Fund I owed us $0 and $1,560,000, respectively, primarily related to payments made on our behalf for the maintenance of real estate owed.

During the six months ended December 31, 2004, we purchased $5,000,000 in real estate loans from Fund III.

During the six months ended December 31, 2005, we purchased $500,000 in real estate loans from Fund III.

During the six months ended December 31, 2005, we purchased $7.6 million in real estate loans from Fund I.

Transactions with Other Related Parties

During the six months ended December 31, 2005 we sold $7 million in performing real estate loans to InVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. No gain or loss resulted as a result of these transactions.

During the six months ended December 31, 2005, we purchased $11.8 million in real estate loans from InVestin Nevada, Inc. No gain or loss resulted as a result of these transactions.

During the six months ended December 31, 2005 and 2004 we incurred $44,000 and $21,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.

During the six months ended December 31, 2005 and 2004, we incurred $83,000 and $92,000, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.

During January 2006, Michael V. Shustek, the Manager’s CEO, purchased a $2 million trust deed investment from us, of which, the total balance of $2 million was repurchased by us.

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

Risk of Defaults

Our performance will be directly impacted by any defaults on the loans in our portfolio. As noted above, we may experience a higher rate of defaults than conventional real estate lenders. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan to value ratios. However, we cannot assure that these efforts will fully protect us against losses on defaulted loans.

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

Effect of Fluctuations in the Economy

Our sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which we concentrate our loans, could result in a decline in the demand for real estate development loans. In order to stay fully invested during a period of declining demand for real estate loans, we may be required to make loans with terms less favorable to us or to make loans involving greater risk to us. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although our lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest we are able to earn on our loans. Since our loans generally do not have prepayment penalties, declining interest rates may also cause our borrowers to prepay their loans and we may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults we may experience.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operating purposes. Subject to a 3% reserve, we use most of our available funds to invest in real estate loans. Income generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital contributions.

During the three months ended December 31, 2005, cash flows provided by our operating activities approximated $9 million. Our investing activities for the year ended December 31, 2005 consisted of cash outlays from new investments in real estate loans totaling $136 million, sales of real estate held for sale of $14.4 million, sale of marketable securities of $16.4 million, purchases of marketable securities of $14.8 million, proceeds from loan payoff of $104 million and sales of real estate loans of $17 million. Our financing activities primarily consisted of members’ distributions, net of reinvestments, of $7.3 million and proceeds from issuance of notes payable of $26 million.

At December 31, 2005, we had $39.6 million in cash (which we had accumulated in reserve to redeem $30.4 million in Members’ capital in January of 2006), $1 million in certificates of deposit, and $362 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We are not obligated to satisfy redemption requests unless we have cash available to satisfy such requests nor are we obligated to liquidate assets to satisfy such requests. We believe we have sufficient working capital to meet our operating needs in the near term.

As of June 2004, we discontinued the offering of our Units, with the exception of units purchased through our Distribution Reinvestment Plan.

Since we distribute most or all of our operating income, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members, arrangements with third parties to participate in our loans and proceeds of issuance of notes payable (borrowings).

As of December 31, 2005, members holding approximately 1% of our outstanding units have elected to reinvest their distributions. We no longer accept new members. The level of distribution reinvestment will depend upon our performance, as well as, the number of our members who prefer to reinvest rather than receive current distributions.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $36.4 million as of December 31, 2005 compared to $34.4 million as of December 31, 2004 and real estate held for sale totaling $38.6 million as of December 31, 2005 compared to $39.8 million as of December 31, 2004. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition. See the discussion under “Asset Quality and Loan Reserves”.

In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of December 31, 2005, the total of redemptions made from inception was $108 million. Balances in Members’ capital accounts as of January 1, 2005 were $357 million, which limited redemptions to $35.7 million for calendar 2005. As of December 31, 2005, remaining requests to redeem are approximately $31.5 million in 2006, $28.4 million in 2007, $25.5 million in 2008, $23.0 million in 2009, $20.7 million in 2010, $18.6 million in 2011, $16.7 million in 2012, $15.1 million in 2013, $13.6 million in 2014, $12.2 million in 2015, and $11.0 million in 2016, $9.9 million in 2017 and $0.9 million thereafter had been logged, subject to unit valuation adjustments. In January 2006, we redeemed approximately $30.4 million of Members’ capital.

In order to satisfy these redemption requests, in the past, we have accumulated by the end of a calendar year a cash reserve equal to approximately 10% of our total capital. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of a loan and not reinvesting them in new loans or through borrowings. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members.

Our Manager is currently pursuing a plan to convert Vestin Fund II into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund II into a REIT will be successfully implemented. The SEC declared the registration statement on Form S-4 for Vestin Realty Trust II, Inc. effective on January 13, 2006. The Manager is presently engaged in the proxy solicitation process. A special meeting is currently scheduled for February 23, 2006, to vote on the plan to convert Vestin Fund II into a REIT.

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS No. 140.

As of December 31, 2005, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above, totaled $19,754,000 compared to $25,655,000 at June 30, 2005.

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

Most of our assets consist of investments in real estate loans, including those that are financed under Inter-creditor Agreements. At December 31, 2005, our aggregate net investment in real estate loans was approximately $227.9 with a weighted average effective interest rate of 10%. Loans financed under Inter-creditor Agreements totaled $19.8 at December 31, 2005 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 11%. These real estate loans mature within the next 12 months. Most of the real estate loans have a term of 12 months.

The weighted average term of outstanding loans at December 31, 2005 was 16 months. All of the outstanding real estate loans at December 31, 2005 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity, which would reduce the demand for commercial real estate loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

The following table contains information about the investment in mortgage loans held in our portfolio as of December 31, 2005. The presentation aggregates the investment in mortgage loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets approximate their fair value as of December 31, 2005.

	Interest Earning Assets Aggregated by Maturity at December 31, 2005
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$234,288,000	$22,162,000	$--	$--	$--	$256,450,000

Weighted Average Interest Rates	10.38%	6.74%	--%	--%	--%	10.06%

At December 31, 2005, we also had approximately $40.6 million invested in cash, cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of December 31, 2005 as discussed below.

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

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. As a result of the assessment, we identified the following material weaknesses:

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

Remediation Plan

In addition to controls and procedures consistent with prior practices, our Manager is in the process of developing and implementing remediation plans. In order to remediate the aforementioned material weaknesses, our Manager has:

•	Hired a Corporate Controller with the requisite experience to assist and work directly with our Manager’s Chief Financial Officer;

•	Hired an Accounting Manager with the requisite experience to assist and work directly with our Manager’s Corporate Controller;

•	Hired a Financial Reporting Analyst to assist with the financial reporting process and to assist and work directly with our Manager’s Corporate Controller.

•	Implemented a mandatory weekly management meeting for all key personnel. This allows for financial reporting personnel to be consistently updated on significant matters affecting the Company; and

•	Implemented a Financial Reporting Review Committee, which reviews all periodic financial reporting documents prior to filing.

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

PART II - OTHER INFORMATION

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

The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit, which heard the case on October 18, 2005. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. On November 29, 2005, Desert Land petitioned the Ninth Circuit Court for rehearing with a suggestion that the matter be heard en banc. On December 16, 2005, the District Court issued an Order releasing the Bond, and on January 6, 2006, the Ninth Circuit denied Desert Land’s petition and the matter remains dismissed. We were not a party to the action.

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

The Staff has notified us, Fund I, Fund III, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that neither we nor Fund I, and Fund III will be named as parties in the enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

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

Holders

As of December 31, 2005, 5,089 accounts held 32,937,162 Units of interest in the Company.

Distribution Policy

We generally distribute to Unit holders on a monthly basis our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $8.6 million (prior to reinvested distributions) during the six months period ended December 31, 2005, of which none represented a return of capital. It is our intention to continue to distribute our Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
October 2005	--	--	None	None
November 2005	--	--	None	None
December 2005	52	$9.60	None	None

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 3, 2006, the Board of Directors of Vestin Group, Inc., the parent corporation of our Manager, concluded that the previously issued audited financial statements of Vestin Fund II, LLC (the “Company”) for the fiscal year ended June 30, 2005, should no longer be relied upon and were to be restated, and the unaudited quarterly financial information previously reported for the three months ended September 30, 2005, should no longer be relied upon and were to be restated. The Board of Directors reached this conclusion after consultations with the Manager’s staff.

The Audit Committee has discussed the matters set forth above with the Company’s independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbett, LLP.

We concluded that its financial statements should be restated to account for the restructuring of a loan and the related expenses incurred to restructure the loan. The restructured loan decreased the interest rate from 12.5% to 6.25%, which resulted in an impairment of $500,000. The impairment reflects the difference between the present value of future cash flows to be received under the original loan and the present value of future cash flows to be received under restructured loan discounted at the effective rate. Professional fees of approximately $590,000, were accounted for as an increase in the principal balance of the loan and have been restated as an expense on the Statement of Income at June 30, 2005.

We filed Amendment No. 1 on Form 10Q/A to amend its Form 10-Q for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on November 8, 2005 (the “Original Filing”) to reflect the restatement of its balance as of September 30, 2005 and June 30, 2005, its statement of members’ equity and comprehensive income, and related notes to correct the capitalization of expenses and record an allowance for impairment on the restructured loan.

We filed Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended June 30, 2005 as filed with the Securities and Exchange Commission on September 13, 2005 (the “Original Filing”) to reflect the restatement of its balance sheet as of June 30, 2005, its statements of income for the year ended June 30, 2005 its statement of members’ equity and comprehensive income, its statement of cash flow for the year ended June 30, 2005 and related notes to correct the capitalization of expenses and record an allowance for impairment on a restructured loan.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization
3.2(2)	Amended and Restated Operating Agreement (included as Exhibit A to the Company’s prospectus)
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000 (File No. 333-52484).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003 (File No. 333-52484).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund II, LLC
By:	Vestin Mortgage, Inc., its Sole Manager
By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Office and Director of the Manager
(Principal Executive Officer of the Manager)
By:	/s/ John Alderfer
John Alderfer
Chief Financial Officer of the Manager

Dated: February 7, 2006